Form 10QSB
period 2006-09-30
SLOPESTYLE CORP
filed 2006-11-20
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-52235

                             SLOPESTYLE CORPORATION
        (Exact name of small business issuer as specified in its charter)


           Texas                                               75-2834498
 ---------------------------------                          --------------------
(State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                           Identification No.)


                      1111 Hughes Court Wylie, Texas 75098
                      ------------------------------------
                    (Address of principal executive offices)

                                 (972) 442-4314
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:. Yes [ X ] No [ ].


As of September 30, 2006 there were 5,500,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                           PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        9

                            PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                17
Item 2     Changes in Securities                                            17
Item 3     Default upon Senior Securities                                   17
Item 4     Submission of Matters to a Vote of Security Holders              17
Item 5     Other Information                                                17
Item 6     Exhibits and Reports on Form 8-K                                 17

                             SLOPESTYLE CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                 $      0
  Receivables                                                             2,058
                                                                       --------
    Total current assets                                                  2,058

Property and equipment, net                                              38,881

Other assets
  Prepaid expenses                                                            0

    Total other assets                                                        0
                                                                       --------
TOTAL ASSETS                                                           $ 40,939
                                                                       ========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                                $ 13,149
  Advance - related party                                                 2,187
                                                                       --------
Total liabilities                                                        15,336
                                                                       --------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,500,000 shares issued and outstanding                     5,500
  Additional paid in capital                                             64,149
  Accumulated deficit                                                   (44,046)
                                                                       --------
Total Stockholders' Equity                                               25,603
                                                                       --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 40,939
                                                                       ========











                 See Accompanying Notes to Financial Statements



                             SLOPESTYLE CORPORATION
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                         Three Months   Three Months   Nine Months    Nine Months
                                             Ended         Ended          Ended          Ended
                                           Sept 30,       Sept 30,      Sept 30,        Sept 30,
                                         -----------    -----------    -----------    -----------
                                            2006          2005           2006           2005
                                         -----------    -----------    -----------    -----------

Revenue                                  $    17,649    $    36,458    $    68,877    $   123,129

Cost of sales                                 18,140         32,860         45,329         97,904
                                         -----------    -----------    -----------    -----------

Gross profit                                    (491)         3,598         23,548         25,225

Operating expenses:
 Depreciation                                  2,991          2,991          8,973          8,973
 Other general and administrative             11,357         11,159         50,679         31,720
                                         -----------    -----------    -----------    -----------
        Total operating expense               14,348         14,150         59,652         40,693
                                         -----------    -----------    -----------    -----------

 (Loss) from operations                      (14,839)       (10,552)       (36,104)       (15,468)

  Other(expense):
      Interest expense                                          (32)                          (32)
      Interest income
      Unrealized gain (loss)
          From securities
      Income tax expense/benefit
                                         -----------    -----------    -----------    -----------

Net(loss)                                $   (14,839)   $   (10,584)   $   (36,104)   $   (15,500)
                                         ===========    ===========    ===========    ===========

Net loss per share:
  Basic and diluted                      $     (0.00)   $     (0.00)   $     (0.01)   $     (0.00)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,500,000      5,500,000      5,500,000      5,500,000
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements





                             SLOPESTYLE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   TWELVE MONTHS ENDED DECEMBER 31, 2005, AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2006

                                   (unaudited)

                                                                       Retained
                                                         Additional     Earnings
                                   Common  Stock           Paid In   (Accumulated
                              Shares           Amount      Capital      Deficit)    Total
                            ----------------------------------------------------------------

   Balance,
       December 31, 2004    5,500,000    $    5,500        64,149   $    8,996    $   78,645



           Net loss                                                    (16,938)      (16,938)
                            ----------   ----------    ----------   ----------    ----------

   Balance
      December 31, 2005     5,500,000    $    5,500    $   64,149       (7,942)   $   61,707



           Net loss                                                    (36,104)      (36,104)


                           ----------    ----------    ----------   ----------    ----------
   Balance
       September 30, 2006  5,500,000    $    5,500    $   64,149   $  (44,046)   $   25,603
                           ==========    ==========    ==========   ==========    ==========











See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                             SLOPESTYLE CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                         2006           2005
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $   (36,104)   $   (15,468)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                         8,972          8,972
Change in assets and liabilities:
  Accounts receivable                                    10,573          9,436
  Other assets                                                0              0
  Accounts payable and accrued expenses                  12,180      7,857,327
                                                    -----------    -----------
  Advance  - related party                                2,187              0
                                                    -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                  (2,192)        10,797
                                                    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of fixed assets                                 0              0

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                               0              0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                   0              0
                                                    -----------    -----------

NET INCREASE (Decrease) IN CASH                          (2,192)        10,797

  Cash, beg. of period                                    2,192          7,647
                                                    -----------    -----------
  Cash, end of period                               $    (2,187)   $    18,444
                                                    ===========    ===========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $      --      $        32
  Income taxes paid                                 $      --      $      --











                   See Accompany Notes to Financial Statements

                             SLOPESTYLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The Company

Slopestyle Corporation operates under the names Carpet Star of Texas and Absolute Remediation as a carpet cleaning, home restoration, and mold remediation business for residential and commercial real estate. The company is located in Wylie, Texas and was incorporated on June 30, 1999 under the laws of the State of Texas.

Basis of Accounting

Slopestyle maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

The balance sheet of Slopestyle as of September 30, 2006, the related statements of operations for the three and nine months ended September 30, 2006 and 2005 and the statements of cash flows for the nine months ended September 30, 2006 and 2005 and the statement of shareholders' equity for the twelve months ended December 31, 2005 and the nine months ended September 30, 2006 included in the financial statements have been prepared by Slopestyle without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Slopestyle's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.

Earnings (Loss) per share

Earnings  (loss) per share  (basic) is  calculated  by  dividing  the net income
(loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings (loss) per share is identical to earnings (loss) per share (basic).


Revenue Recognition

Revenue is recognized at completion of services.


Accounts Receivable

Accounts receivable is valued net of a provision for doubtful accounts based on a review of collectibility. Accounts deemed uncollectible are applied to an allowance for doubtful accounts and charged against earnings. As of September 30, 2005, the balance in the allowance is $0.

Fixed Assets

Fixed Assets are depreciated over their useful lives ranging from 5 to 7 years. Repairs and maintenance is charged to expense as incurred.

Income Taxes

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates..


NOTE 2 - FIXED ASSETS:

Fixed assets at September 30, 2006 are as follows:

         Vans (4)                           $     52,373
         Equipment in vans                        27,146
         Computer                                  2,249
         Trailer                                   1,977
                                            ------------
                                                  83,745
         Less: accumulated depreciation          (44,864)
                                            ------------
                                            $     38,881
                                            ============

Depreciation expense totaled $2,991 for the three months ended September 30, 2006 and September 30, 2005 and $8,973 for the nine months ended September 30, 2006 and 2005 respectively.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2006 there were 5,500,000 shares outstanding.

NOTE 4 - INCOME TAXES

The Company had a net loss for the nine months ended September 30, 2006 and the year ended December 31, 2005, and therefore incurred no tax liability. As the loss was minimal, no deferred tax benefit was accrued.


NOTE 5 - SUBSEQUENT EVENT

The Company raised $129,975 by selling 259,950 shares subsequent to September 30, 2006 as noted in Management's discussion and analysis.

Item 2.  Management's Discussion and Analysis

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General

We are a company that is in the restoration and mold remediation business for residential and commercial structures. When damage by wind, fire, flood or any other catastrophic event is experienced, we offer cleaning, restoration and remediation services. We are certified in mold remediation, licensed by the State of Texas and fully approved by The Texas Department of State Health Services

Restoration:
         The restoration business is a highly competitive industry due to low economic and education barriers of entry. Although timely receivable collections can be problematic, restoration contractors experience minimal credit risk since many times their bills are paid by insurance companies, a significant advantage over residential contractors.
         Finally, the restoration industry is largely recession proof and non-cyclical. Hurricanes, tornadoes, hail storms, floods and fires, along with a host of other natural and man-made perils, combine to generate a year-round stream of potential customers without regard for the state of the economy.

         We generate revenue through a number of strategies. These strategies include referrals by insurance companies, relationships with general contractors, and relationships with local business and municipal leaders. Customers are located by visiting and campaigning at loss locations immediately following a tornado, fire or flood. Such a process involves establishing credibility by discussing and submitting prior work performed, obtaining all necessary and appropriate licenses, and networking with on-the-ground adjusters and professional personnel. Upon securing restoration contracts, subcontractors are engaged through a formal bid process. We are dependent on subcontractors to perform restoration work and manage the quality and timeliness of this work by a company foreman responsible for the management of the entire work process. At any one time, our foreman can have up to ten contractors working the job site. The subcontractors are local suppliers of trade skills and work exclusively for us under a written contract for the term of the restoration contract. Prior to the restoration work commencing, we do compete for subcontractors, however once contracts are signed and work begins, the subcontractor works exclusively for us until the job is complete.

         Our restoration business concentrates on the restoration of single and multi family dwellings that can be restored through the contracting with local contractors and subcontractors. We have made the strategic decision to focus our restoration business on moderately to substantially damaged structures, staying away from "total loss" situations as defined by insurance companies. This strategy allows us to more quickly restore structures.

         Home restoration typically involves the replacement of structural components, specifically, load bearing beams, walls, roofs, ceilings, floors, and other structural necessities. We draw on contractors and subcontractors with home building experience and manage the work performed through on-site foremen.

         There are generally two parts to the restoration industry, remediation (or mitigation) and reconstruction. As the name implies, remediation means stopping or reducing further losses. It includes such services as water extraction and smoke removal, and is often limited to working with a structure's interior and its contents. The reconstruction side of the business involves demolition and replacement of damaged structural components. Since the restoration industry is a relationship driven business, we have consistently followed a marketing approach of building relationships with contractors, local municipal leaders, and insurance companies. Securing contracts on losses not involving existing relationships often involves following storms and/or other natural disasters. We continue to follow traditional methods for obtaining restoration work. We compete for restoration contracts at loss locations. We use a variety of techniques to determine where there are losses from fire, wind, storm etc. and to position ourselves to be in contact with the decision maker on each loss.

         Our restoration construction company operates in a multi-billion dollar per year industry where there are low barriers to entry and little to no regulation. Consequently the industry is fragmented with thousands of restoration contractors ranging in size from international giants to independent contractors. However, despite the industry confusion and competition, we seek to maintain a competitive advantage over other restoration companies with our work quality, timeliness, and professional delivery of our services.


         We are subject to various state and local laws and regulations regarding construction activities and building codes.

Remediation:
         When mold in a structure has been identified, the basic concepts of cleaning, restoration and mold remediation are:
         * Identify and stop the moisture source. Examples of sources can be roof leaks, condensation pan or drain line leaks, plumbing leaks, sewage line leaks, shower pan leaks, wall leaks, especially around windows, found water leaks, improper insulation associated with HVAC systems, or any other source found to cause elevated moisture or humidity levels.
         * Dry the area. Until the building materials are dried to acceptable levels, mold will still likely grow. The drying process should be done in a manner not to cause the spread of mold spores or spread molds to other parts of the building not previously affected by the water or moisture problem. The drying industry should be referenced for proper drying techniques.
         * Perform remediation. After the moisture source has been identified and corrected and the wet areas dried, then the remediation activities can begin. The remediation may consist of either the removal of or cleaning of water damaged and/or mold damaged materials. It is often the case that the drying process and the remediation process are done at the same time. There is usually no need to dry water-damaged materials that will need to be removed as part of the remediation process. The remediation can include several different types of work activities depending on the area of the structure being addressed, as well as the quantities of materials affected.
                  These activities can include:
                  * removal of the affected area including paneling, wallboard, flooring, ceiling, and wood infrastructure to remove all mold damaged materials
                  * if the affected area is not removed the affected area will be cleaned, sanitized and dried to remove all mold contamination
                  * ensure the affected area is free of contaminated materials *
                  * Final Clearance Tests Upon completion of the remediation phase a new series of tests must be completed to assess successful elimination of the source of toxins, allergens, and other IAQ probleMr. Surface testing with either bulk tape or bulk scraping would show no active fungal presence. Air testing (total bioaerosol collections) should show similar indoor/outdoor populations. Passing this test is required prior to moving into the reconstruction phase.

         We will perform all these remediation processes as necessitated by the particular job.

         We have witnessed that dealing with mold contamination indoors has evolved into a specialty industry. Many individuals in the cleaning, restoration, hazardous materials, and industrial hygiene fields have noticed this evolution, from common construction nuisance to specialty remediation service. The legal profession has not missed the opportunity toward uniform treatment of mold contamination in buildings, where many suits have been brought against insurance companies claiming damage from mold thereby driving the growth in the mold remediation industry and the attention that the insurance companies did not treat mold claims uniformly. The legal profession is taking this opportunity to force the establishment of a uniform treatment of mold contamination in buildings. In addition, the International Association of Mold Remediation Specialists publishes a remediation guide which promotes competence and quality in mold mitigation and remediation through research and education. Their materials can be viewed at www.iamrs.org.

         In general terms, mold is commonly identified as a black mossy fungus that grows in dark and non-lit areas of walls and floors and ceilings which are exposed to moisture. More technically, mold is a life form that thrives on water and can grow at relative humidity of above 60 %. Molds produce tiny spores that reproduce and float through the air both inside and outside. These spores give off by-products such as volatile organic compounds and mycotoxins. Mycotoxins are naturally occurring substances produced by fungi as a secondary metabolite that typically affords the organism survival. Exposure to these spores has shown to cause a variety of health problems and allergic reactions. When mold spores land on a damp surface indoor, they may begin growing and digesting whatever they land on in order to survive. This can be wood, paper, carpet or foods. If the mold continues to grow un-addressed, a problem with mold can result and cause a situation where it has to be removed, often through demolition of the substance it is growing on.

Specialty Rug Cleaning:
         The Company also provides services for specialty rug cleaning. Rugs are highly susceptible to damage due to water, fire, or general dirty conditions. The first step in the cleaning process is to know what you are cleaning and what damage the object has sustained. We perform a fiber ID test to determine the content of the rug. This is because different fibers and materials require different cleaning solutions. Additionally, rugs with cotton fringes or wool face yearns must be cleaned differently than other fiber content rugs. The primary steps in specialized cleaning include:

         Thorough commercial vacuum application
         Reverse raised air-flow table treatment. Compressed air is forced through the back of the rug to remove particle matter out of the rug face. A dye application to prevent color fading or running during the cleaning process.
         Rug submersion in custom built self contained pool. Clean fresh water is constantly circulated and residue is filtered away from the pool. Forced air drying process.
         All fringes are hand treated and combed.
         Rug is placed in our drying house and subsequently inspected for cleanliness.

BUSINESS OPERATIONS:

Restoration and Remediation:
The company employs a strict four step remediation process. This includes:

         Project sequence planning
1.       Containment and exposure control
2.       Removal  and  disposal of  contaminated  material
3.       Hygienic cleaning of surfaces

The importance of constructing proper containments cannot be over-emphasized. These containments control the environment/air flow and eliminate cross-contamination, restricting expansion of the problem and curbing the associated cost. Standards such as the New York City Department of Health Guidelines on Assessment and Remediation of Fungi in an Indoor Environment are valuable and followed by the company. The standards and testing utilized by the New York City Department of Health include:

Systemic Analysis:
         Health Effects such as runny nose, eye irritation, cough, congestion, asthma aggrqavation, headache and fatigue. Immunological Effects such as allergies and lung damage. Toxic Effects including respiratory and eye irritations and the inability to concentrate. Infectious Disease such as aspergillosis.
         Medical Evaluation
         Medical Relocation

Remediation Analysis:
         Visual Inspection
         Bulk/Surface Sampling
         Air Monitoring
         Analysis of environmental samples
         Remediation as needed. This includes small isolated areas, mid-sized isolated areas, large isolated areas, and extensive contamination remediation.
         Demolition and removal of contaminated materials.

The standards set forth by the New York Department of Health were the first in the nation and are acting as a basic guide for all mold remediation. We believe the above standards are comprehensive and provide a solid plan in executing operations. We believe adhering to these standards will ensure a complete and successful remediation process. In each of our jobs, we review these guidelines and determine which ones apply to our particular job and then follow them. We ensure the adherence by subcontractors to standards determined by the company through a specific and detailed Scope of Work and Work Plan designed for each job site. The Scope of Work and Work Plan itemizes and details the specific job functions and duties to be performed and is reviewed on a daily basis by a job foreman responsible to our management. Summary reports are transferred by fax or email to our corporate offices with progress reports and digital pictures identifying work progression. Through this policing activity and specific job requirements we are able to maintain subcontractor compliance with our performance standards.

In addition to the foregoing, the company augments the remediation process with lab testing, consultation, final testing and reconstruction where required.

GOVERNMENT REGULATION:
At the present time there are no federal government regulations for mold remeditators. We believe any legislation requiring licensing and certification to be in our favor as we have numerous licenses and certifications as detailed in the section below. On January 1, 2005, the State of Texas Department of
Health adopted rules for the testing, licensing and registration of mold remediators. The rules as they have been adopted require potential licensees to take a course approved by the Texas Department of Health, take an exam given by them, and then pay a license fee. We believe that as of this date, we are in compliance with all the new rules, having taken the required exam. All licenses are current and all related fees are paid up to current requirements. Additionally, all subcontractors that require licensing to perform mold remediation are confirmed by us through submission of relevant certification and licensing requirements. These documents and licenses are then confirmed by us through state records.

OUR QUALIFICATIONS
We presently have several certification and licenses pertinent to our industry and anticipate qualifying for the new license without further issues since we already have all the qualifications as outlined in Legislative Update on HB 329, the act that relates to Texas state regulation of mold assessors and
remediators,           which           can          be          seen          at
http://www.texasboma.org/legislative_update_4_22_03.htm. The licenses we currently hold are:

Institute of Inspection, Cleaning and Restoration
         IIRC - Carpet Cleaning
         IIRC - Upholstery & Fabric Cleaning
         IIRC - Journeyman Textile Cleaner
         IIRC - Odor Conrol
GEBCO Assocaites:
         Mold Remediation Contractor        Certificate No. 05077
Texas Department of Health Services:
         Mold Remediation Contractor        License No. MRC0329



RESULTS FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

Our fiscal quarter ended on September 30, 2006. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended September 30, 2006, was $17,649 compared with revenues for the three months ended September 30, 2005 of $36,458. Revenue for the nine months ended September 30, 2006, was $68,877 compared with revenues for the nine months ended September 30, 2005 of $123,129. The decrease in sales was due to two factors; firstly, a more concentrated focus on our remediation business which generally provides a greater gross profit, and secondly, more time spent on administrative matters, more particularly, time spent on audit and legal matters relating to our filings.

COST OF SALES AND GROSS PROFIT: Cost of sales was $18,140 in the three months ended September 30, 2006 compared to $32,860 for the same three months in 2005. Cost of sales was $45,329 for the nine months ended September 30, 2006 compared to $97,904 for the six months ended June 30, 2005. The decrease in cost of sales related to the reduced sales and the concentration on getting remediation work which has a lower cost per dollar earned and one time.

EXPENSES. Total expenses for the three months ended September 30, 2006, were $11,357 compared with expenses for the three months ended September 30, 2005 of $11,159. Total expenses for the nine months ended September 30, 2006, were $50,679 compared with expenses for the nine months ended September 30, 2005 of $31,720. The nine-month-over-nine-month expenses increased with the focus on the remediation business and expenses attributed to the filings. The quarter-over-quarter expenses were flat reflecting relatively fixed general and administrative costs. This expense does not include depreciation which was $2,991 for the three months ended September 30, 2006 and 2005 and $8,973 for the nine months ended September 30, 2006 and 2005.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2006 was $14,839 compared to a net loss of $10,584 for the three months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 was $36,104 compared to a net loss of $15,500 for the nine months ended September 30, 2005. Such decrease in profit and increase in loss was due to the decrease in sales and increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES. Slopestyle filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Slopestyle has raised funds under that registration statement at $0.50 per share, all after September 30, 2006. As of November 14, 2006, Slopestyle has raised a $129,975 by selling 259,950 shares. As of September 30, 2006, our cash balance was $0).

Employees

As of September 30, 2006, the Company had one employee.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended September 30, 2006.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLOPESTYLE CORPORATION

By /s/ Reed Buley
--------------------------
Reed Buley, President, CFO

Date: November 16, 2006