Form 10QSB/A
period 2006-09-30
SLOPESTYLE CORP
filed 2006-12-21
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-52235

                             SLOPESTYLE CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Texas                                         75-2834498
----------------------------------              -------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

         Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [X].

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











See Accompanying Notes to Financial Statements



                             SLOPESTYLE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   TWELVE MONTHS ENDED DECEMBER 31, 2005, AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2006

                                   (unaudited)

                                                                       Retained
                                                         Additional    Earnings
                                 Common Stock              Paid In   (Accumulated
                             Shares         Amount         Capital     Deficit)      Total
                          ------------------------------------------------------------------
   Balance,
       December 31, 2004    5,500,000    $    5,500        64,149   $    8,996    $   78,645



           Net loss                                                    (16,938)      (16,938)

                          ------------------------------------------------------------------
   Balance
      December 31, 2005     5,500,000    $    5,500    $   64,149       (7,942)   $   61,707



           Net loss                                                    (36,104)      (36,104)


                          ------------------------------------------------------------------
   Balance
September 30, 2006          5,500,000    $    5,500    $   64,149   $  (44,046)   $   25,603
                           ==========    ==========    ==========   ==========    ==========









See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                             SLOPESTYLE CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                        2006           2005
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $   (36,104)   $   (15,468)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                         8,972          8,972
Change in assets and liabilities:
  Accounts receivable                                    10,573          9,436
  Other assets                                                0              0
  Accounts payable and accrued expenses                  12,180      7,857,327
                                                    -----------    -----------
  Advance  - related party                                2,187              0
                                                    -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                  (2,192)        10,797
                                                    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of fixed assets                                 0              0

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                               0              0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                   0              0
                                                    -----------    -----------

NET INCREASE (Decrease) IN CASH                          (2,192)        10,797

  Cash, beg. of period                                    2,192          7,647
                                                    -----------    -----------
  Cash, end of period                               $         0    $    18,444
                                                    ===========    ===========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                     $      --      $        32
  Income taxes paid                                 $      --      $      --











See Accompany Notes to Financial Statements
                                                                               5

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


NOTE 2 - FIXED ASSETS:

Fixed assets at September 30, 2006 are as follows:

         Vans (4)                           $  52,373
         Equipment in vans                     27,146
         Computer                               2,249
         Trailer                                1,977
                                            ---------
                                               83,745
         Less: accumulated depreciation       (44,864)
                                            ---------
                                            $  38,881
                                            =========

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

Remediation:
         When mold in a structure has been identified, the basic concepts of cleaning, restoration and mold remediation are:
         * Identify and stop the moisture source. Examples of sources can be roof leaks, condensation pan or drain line leaks, plumbing leaks, sewage line leaks, shower pan leaks, wall leaks, especially around windows, found water leaks, improper insulation associated with HVAC systems, or any other source found to cause elevated moisture or humidity levels.
         * Dry the area. Until the building materials are dried to acceptable levels, mold will still likely grow. The drying process should be done in a manner not to cause the spread of mold spores or spread molds to other parts of the building not previously affected by the water or moisture problem. The drying industry should be referenced for proper drying techniques.
         * Perform remediation. After the moisture source has been identified and corrected and the wet areas dried, then the remediation activities can begin. The remediation may consist of either the removal of or cleaning of water damaged and/or mold damaged materials. It is often the case that the drying process and the remediation process are done at the same time. There is usually no need to dry water-damaged materials that will need to be removed as part of the remediation process. The remediation can include several different types of work activities depending on the area of the structure being addressed, as well as the quantities of materials affected.
                  These activities can include:
                  * removal of the affected area including paneling, wallboard, flooring, ceiling, and wood infrastructure to remove all mold damaged materials
                  * if the affected area is not removed the affected area will be cleaned, sanitized and dried to remove all mold contamination
                  *  ensure the affected area is free of contaminated  materials
                  * Final Clearance Tests Upon completion of the remediation phase a new series of tests must be completed to assess successful elimination of the source of toxins, allergens, and other IAQ probleMr. Surface testing with either bulk tape or bulk scraping would show no active fungal presence. Air testing (total bioaerosol collections) should show similar indoor/outdoor populations. Passing this test is required prior to moving into the reconstruction phase.

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

Date: December 19, 2006