Form 10KSB
period 2006-12-31
SLOPESTYLE CORP
filed 2007-04-17
CIK 1353386

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2006

                             SLOPESTYLE CORPORATION
             (Exact name of registrant as specified in its charter)

           Texas                      000-52235                 75-2834498
----------------------------    ------------------------    --------------------
(State or other jurisdiction    (Commission File Number)    (IRS Employer
 of incorporation)                                           Identification No.)

                      1111 Hughes Court Wylie, Texas 75098
               (Address of principal executive offices (zip code))

                                 (972) 442-4314
              (Registrant's telephone number, including area code)



                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90days Yes [X] No [ ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ].

Aggregate  market  value  of the  voting  stock  held by  non-affiliates  of the
registrant as of December 31, 2006:     $ -0-

Shares of common stock outstanding at December 31, 2006:  5,815,550

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated on June 25, 1999 in the State of Texas. Our executive offices are located at 1111 Hughes Court, Wylie, Texas. We are engaged in the home restoration and mold remediation business.

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

Remediation:

     When mold in a structure has been identified, the basic concepts of cleaning, restoration and mold remediation are:
     * Identify and stop the moisture source. Examples of sources can be roof leaks, condensation pan or drain line leaks, plumbing leaks, sewage line leaks, shower pan leaks, wall leaks, (especially around windows), found water leaks, improper insulation associated with HVAC systems, or any other source found to cause elevated moisture or humidity levels.

     * Dry the area. Until the building materials are dried to acceptable levels, mold will still likely grow. The drying process should be done in a manner not to cause the spread of mold spores or spread molds to other parts of the building not previously affected by the water or moisture problem. The drying industry should be referenced for proper drying techniques.
     * Perform remediation. After the moisture source has been identified and corrected and the wet areas dried, then the remediation activities can begin. The remediation may consist of either the removal of or cleaning of water damaged and/or mold damaged materials. It is often the case that the drying process and the remediation process are done at the same time. There is usually no need to dry water-damaged materials that will need to be removed as part of the remediation process. The remediation can include several different types of work activities depending on the area of the structure being addressed, as well as the quantities of materials affected.
          These activities can include:
     * removal of the affected area including paneling, wallboard, flooring, ceiling, and wood infrastructure to remove all mold damaged materials
     * if the affected area is not removed the affected area will be cleaned, sanitized and dried to remove all mold contamination
     *    ensure the affected area is free of contaminated materials
     * Final Clearance Tests - Upon completion of the remediation phase a new series of tests must be completed to assess successful elimination of the source of toxins, allergens, and other IAQ problems. Surface testing with either bulk tape or bulk scraping would show no active fungal presence. Air testing (total bioaerosol collections) should show similar indoor/outdoor populations. Passing this test is required prior to moving into the reconstruction phase.

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

         Thorough commercial vacuum application
         Reverse raised air-flow table treatment-compressed air is forced through the back of the rug to remove particle matter out of the rug face. A dye application to prevent color fading or running during the cleaning process.
         Rug submersion in custom built self contained pool. Clean fresh water is constantly circulated and residue is filtered away from the pool. Forced air drying process.
         All fringes are hand treated and combed.
         Rug is placed in our drying house and subsequently inspected for cleanliness.

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

Systemic Analysis:
         Health Effects such as runny nose, eye irritation, cough, congestion, asthma aggravation, headache and fatigue. Immunological Effects such as allergies and lung damage. Toxic Effects including respiratory and eye irritations and the inability to concentrate. Infectious Disease such as aspergillosis.
         Medical Evaluation
         Medical Relocation

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

OUR QUALIFICATIONS
We presently have several certification and licenses pertinent to our industry and anticipate qualifying for the new license without further issues since we already have all the qualifications as outlined in Legislative Update on HB 329, the act that relates to Texas state regulation of mold assessors and remediators, which can be seen at http://www.texasboma.org/legislative_update_ 4_22_03.htm.

The licenses we currently hold are:

Institute of Inspection, Cleaning and Restoration
         IIRC - Carpet Cleaning
         IIRC - Upholstery & Fabric Cleaning
         IIRC - Journeyman Textile Cleaner
         IIRC - Odor Conrol
GEBCO Assocaites:
         Mold Remediation Contractor        Certificate No. 05077
Texas Department of Health Services:
         Mold Remediation Contractor        License No. MRC0329.

INDUSTRY & COMPETITION:

The mold remediation industry is not highly competitive. Most of the companies have developed their mold remediation business as a progression and add on to their restoration business or their air quality business, having much experience leading up to their involvement in the mold remediation industry. We believe our major competitors to be specialty remediation and cleaning companies, some of which are national in scope. Most companies, however, are either local or regional in scope. The nature of the restoration and remediation business is labor intensive and therefore is performed more accurately by people in a standardized environment. However, the company has a competitive advantage in standardized processes, training and services and can duplicate this system in any part of the country.

We believe our greatest competition is from nationally franchised operators, the three largest of which are Service Master, Blackmon Mooring, and Servpro. However, their success is based not only upon the nationally known name but upon the franchisee and the reputation he/she is able to establish. Since the industry is relatively new and much of the work is localized, we dont see having a national franchise name as that much of an advantage. We have been able to concentrate our marketing and sales on companies that have ongoing business, for example, home builders and developers.

Our methods of competing are through establishing relationships with builders and developers where we can solicit business from those who can give us continual referrals.

Future  products  and  services:
At the present time, we do not have plans to develop or market additional products or services.

Sources and Availability of Raw Material:
We are a service business and do not use raw materials. We use products in performing our service that are readily available from many sources.

Dependence on One or a Few Major Customers:
We are not dependent on any one or a few major customers.

Costs and Effects of Compliance with Environmental Laws:
We are not aware of nor do we anticipate any environmental laws with which we will have to comply.



ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate and retail facilities are located in a 2,400 square foot warehouse building which we rent on a month to month basis from a related party at a fair market value of $650 per month.

ITEM  3. LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2006.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is not currently quoted on any exchange.

Shareholders

As of December 31, 2006, there were 112 record holders of the Common Stock.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.


ITEM 6.  MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

Our fiscal quarter and fiscal year ended on December 31, 2006.

REVENUE. Revenue for the three months ended December 31, 2006, was $16,793 compared with revenues for the three months ended December 31, 2005 of $52,403. Revenue for the twelve months ended December 31, 2006, was $85,670 compared with revenues for the twelve months ended December 31, 2005,of $167,095. The decrease in sales was due to two factors; firstly, a more concentrated focus on our remediation business which generally provides a greater gross profit, and secondly, more time spent on administrative matters, more particularly, time spent on audit and legal matters relating to our filings.

DIRECT COSTS: Direct costs were $50,409 for the twelve months ended December 31, 2006 compared to $106,193 for the same period in 2005. The decrease in cost of sales related to the reduced sales and the concentration on getting remediation work which has a lower cost per dollar earned and one time expenses.

EXPENSES. Total expenses without depreciation for the twelve months ended December 31, 2006 were $94,387 compared with expenses for the twelve months ended December 31, 2005 of $65,844. The expense increase was 43%. One: due to increased focus on the remediation business, and two: expenses attributed to the filings with the U.S. Securities & Exchange Commission. This expense does not include Depreciation expense was and $15,514 and $11,964 for the twelve months ended December 31, 2006 and 2005 respectively.

NET INCOME (LOSS). Net loss for the twelve months ended December 31, 2006 was $74,358 compared to a net loss of $16,938 for the twelve months ended December 31, 2005. The change was due to the decrease in sales and increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES. Slopestyle filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Slopestyle has raised funds under that registration statement at $0.50 per share, all after September 30, 2006. As of March 31, 2007, Slopestyle has raised $183,475 by selling 366,950 shares. As of December 31, 2006, our cash balance was $131,402.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPA's appear on pages F-1 through F-9 of this report.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Slopestyle Corporation
Wylie, Texas

We have audited the accompanying balance sheet of Slopestyle Corporation as of December 31, 2006 and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Slopestyle Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






/s/  The Hall Group, CPAs
-------------------------
The Hall Group, CPAs
Dallas, Texas

January 31, 2007

                             SLOPESTYLE CORPORATION
                                  Balance Sheet
                               December 31, 2006

                                     ASSETS
Current Assets
      Cash and Cash Equivalents                                       $ 131,402
      Receivables-Related Parties                                         6,000
                                                                      ---------
          Total Current Assets                                          137,402

Fixed Assets
      Vans                                                               52,373
      Cleaning Equipment                                                 27,146
      Computer                                                            2,249
      Trailer                                                             1,977
      Leasehold Improvements                                             21,518
      Less: Accumulated Depreciation and Amortization                   (51,405)
                                                                      ---------
          Total Fixed Assets                                             53,858
                                                                      ---------

               TOTAL ASSETS                                           $ 191,260
                                                                      =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts Payable                                                $  35,371
      Due from Related Parties                                           10,764
                                                                      ---------
          Total Liabilities (All Current)                                46,135

Stockholders' Equity
      Common stock, $.001 par value, 50,000,000 shares authorized,
          5,815,550 shares issued and outstanding                         5,816
      Additional Paid-In Capital                                        221,609
      Retained Earnings (Deficit)                                       (82,300)
                                                                      ---------
          Total Stockholders' Equity                                    145,125
                                                                      ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 191,260
                                                                      =========


The accompanying notes are an integral part of these financial statements.

                             SLOPESTYLE CORPORATION
                            Statements of Operations
                 For the Years Ended December 31, 2006 and 2005


                                                         2006           2005
                                                     -----------    -----------

REVENUES                                             $    85,670    $   167,095

OPERATING EXPENSES
      Direct Labor and Other Costs                        50,409        106,193
      Advertising                                         13,965         11,523
      General and Administrative                          80,422         54,321
      Depreciation and Amortization                       15,514         11,964
                                                     -----------    -----------
           TOTAL OPERATING EXPENSES                      160,310        184,001
                                                     -----------    -----------

NET OPERATING (LOSS)                                     (74,640)       (16,906)

OTHER INCOME (EXPENSE)
      Interest Income (Expense)                              282            (32)
                                                     -----------    -----------
           TOTAL OTHER INCOME (EXPENSE)                      282            (32)
                                                     -----------    -----------

NET (LOSS) BEFORE INCOME TAXES                           (74,358)       (16,938)

      Provision for Income Taxes (Expense) Benefit             0              0
                                                     -----------    -----------

NET (LOSS)                                           $   (74,358)   $   (16,938)

      Beginning Retained Earnings (Deficit)               (7,942)         8,996
                                                     -----------    -----------

ENDING RETAINED EARNINGS (DEFICIT)                   $   (82,300)   $    (7,942)
                                                     ===========    ===========
EARNINGS PER SHARE

      Weighted Average of Outstanding Shares           5,537,506      5,500,000
                                                     ===========    ===========
      Income (Loss) for Common Stockholders          $     (0.01)   $     (0.00)
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.



                             SLOPESTYLE CORPORATION
                  Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2006 and 2005


                                               Common Stock                Paid-In             Retained
                                          Shares          Amount           Capital         Earnings (Deficit)       Totals
                                       -------------   --------------  -----------------   -------------------------------------

Beginning Stockholder's Equity            5,500,000            5,500             64,149               8,996              78,645

Net (Loss)                                        0                0                  0             (16,938)            (16,938)
                                       -------------   --------------  -----------------   -----------------   -----------------

Ending Stockholder's Equity               5,500,000    $       5,500   $         64,149    $         (7,942)   $         61,707

Issuance of Common Stock
    for Cash                                315,550              316            157,460                   0             157,776

Net (Loss)                                        0                0                  0             (74,358)            (74,358)
                                       -------------   --------------  -----------------   -----------------   -----------------

Ending Stockholders' Equity               5,815,550    $       5,816   $        221,609             (82,300)   $        145,125
                                       =============   ==============  =================   =================   =================


The accompanying notes are an integral part of these financial statements.



                             SLOPESTYLE CORPORATION
                            Statements of Cash Flows
                 For the Years Ended December 31, 2006 and 2005

                                                                    2006         2005
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (Loss)                                                  $ (74,358)   $ (16,938)
      Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and Amortization                             15,514       11,964
           Decrease in Accounts Receivable                           12,631        3,921
           Decrease in Prepaids                                           0          525
           (Increase) in Receivable from Related Parties             (6,000)           0
           Increase in Accounts Payable                              35,371            0
           Increase in Due from Related Parties                      10,764            0
           (Decrease) in Accrued Expenses                              (970)        (505)
                                                                  ---------    ---------

               Net Cash (Used) by Operating Activities               (7,048)      (1,033)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Leasehold Improvements                            (21,518)           0
                                                                  ---------    ---------

               Net Cash Provided (Used) by Investing Activities     (21,518)           0

CASH FLOWS FROM FINANCING ACTIVITIES
      Note Payments                                                       0       (4,422)
      Sale of Common Stock for Cash                                 157,776            0
                                                                  ---------    ---------

               Net Cash Provided (Used) by Financing Activities     157,776       (4,422)
                                                                  ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           129,210       (5,455)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        2,192        7,647
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 131,402    $   2,192
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense              $       0          741
                                                                  =========    =========


The accompanying notes are an integral part of these financial statements.

                             SLOPESTYLE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

         Nature of Activities, History and Organization:
         -----------------------------------------------

         Slopestyle Corporation operates under the names Carpet Star of Texas and Absolute Remediation as a carpet cleaning, home restoration, and mold remediation business for residential and commercial real estate. The company is located in Wylie, Texas and was incorporated on June 30, 1999 under the laws of the State of Texas.

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. Below is a summary of certain significant accounting policies selected by management.

                  Basis of Presentation:
                  ---------------------

                  The Company prepares its financial statements on the accrual basis of accounting.

                  Cash and Cash Equivalents:
                  --------------------------

                  All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value.

                  Revenue Recognition:
                  --------------------

                  Revenue is recognized at completion of services.

                  Accounts Receivable:
                  --------------------

                  Accounts receivable is valued net of a provision for doubtful accounts based on a review of collectibility. Accounts deemed uncollectible are applied to an allowance for doubtful accounts and charged against earnings. As of December 31, 2006, and 2005 the balance in the allowance is $1,851 and $371 respectively. Net accounts receivable at December 31, 2006 is $0.

                  Income Taxes:
                  -------------

                  Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

                             SLOPESTYLE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - (CONTINUED)
--------------------

                  Fixed Assets:
                  -------------

                  Fixed Assets are depreciated over their useful lives ranging from 5 to 7 years. Repairs and maintenance is charged to expense as incurred.

                  Earnings (Loss) per Share:
                  --------------------------

                  Earnings (loss) per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings
                  (loss) per share is identical to earnings (loss) per share (basic).

                  Use of Estimates:
                  -----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - FIXED ASSETS
---------------------

         Fixed assets at December 31, 2006 are as follows:
         -------------------------------------------------

                  Vans (4)                                           $   52,373
                  Equipment in Vans                                      27,146
                  Computer                                                2,249
                  Trailer                                                 1,977
                  Leasehold Improvements                                 21,518
                  Less:  Accumulated Depreciation and Amortization      (51,405)
                                                                     ----------

                           Total Fixed Assets                        $   53,858
                                                                     ==========

         Depreciation and amortization expense was $15,514 and $11,964 for the years ended December 31, 2006 and 2005, respectively.

                             SLOPESTYLE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 3 - NOTES PAYABLE
----------------------

         The Company acquired four vans through financing with the Seller. These notes were paid off as of December 31, 2006.

         No interest expense was incurred for the year ended December 31, 2006 and $741 was incurred for the year ended December 31, 2005.


NOTE 4 - COMMON STOCK
---------------------

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2006, there were 5,815,550 shares outstanding as follows:

                                                                 Shares
                                                                 ------

                  At Inception                                  500,000
                  December 20, 2002                           5,000,000
                  October 30, 2006                              194,100
                  December 6, 2006                                7,200
                  December 18, 2006                              15,600
                  December 20, 2006                              68,650
                  December 22, 2006                              13,000
                  December 26, 2006                              17,000
                                                              ---------

                           Total Shares Outstanding           5,815,550
                                                              =========

         At December 20, 2002 , the Company issued 5,000 shares of stock, in exchange for assets totaling $102,102 and assumption of liabilities of $33,453, and recorded additional paid in capital of $68,649. All values were based on current market value as of December 20, 2002. On December 9, 2005, the Company formalized a 10 for 1 stock split effective as of December 20, 2002, which effectively increased the stock issued from 5,500 to 5,500,000.

         The Company  issued  315,550  shares of stock in 2006.  All shares were
         sold  under  the  Company's  SB-1  registration   statement   effective
         September 2006.


NOTE 5 - INCOME TAXES
---------------------

         The Company had net losses for the years ended December 31, 2006 and 2005, and therefore incurred no tax liabilities. As there is doubt as to whether the Company will recoup these losses in future years and therefore realize the related tax benefits of accumulated losses, any deferred tax benefit has been fully reserved.

                             SLOPESTYLE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         The Company leases warehouse space under a one year lease which expires in December 2007. Future minimum rental obligations at December 31, 2006 are as follows:

                    Year Ended
                    ----------
                      2007                          $     7,800
                      2008                                    0
                      2009                                    0
                      2010                                    0
                      2011 and After                          0
                                                    -----------

                              Totals                $     7,800
                                                    ===========

         Rent expense was $6,128 and $6,660 for the years ended December 31, 2006 and 2005, respectively.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

         Warehouse space is rented from a related party at fair rental value.

         A related party owes the Company $6,000 at December 31, 2006 for the down payment on a personal asset.

         The Company owes a related party $10,764 at December 31, 2006 for operating expenses paid on the Company's behalf.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures
         ------------------------------------------------

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)      Changes in internal controls
         ----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2006, the following persons serve as directors and officers of the Company.

Reed T. Buley          48      President; Secretary and Director

Mr. Buley graduated from Trinity Valley Community College in 1992. Since graduation he has held various management and operations positions before moving into the restoration business. In the course of the restoration business, he added the remediation and other specialty services. He was the manager of a water and fire restoration company serving the Dallas/Fort Worth metroplex from 2000 until 2002 when he became President of Slopestyle Corporation. He has been the President of Slopestyle Corporation since December 2002.


ITEM 10. EXECUTIVE COMPENSATION

Our executive officer received $48,829 in 2006.

ITEM 11. SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of December 31, 2006, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / relationship                                     Amount     Percentage
to Issuer                  Name of Owner                 Owned         Owned
--------------------------------------------------------------------------------

President, Secretary
       and Director        Reed T. Buley                 5,000,000    85.98%

Shareholder                Southern Fiduciary
                            Financial, Inc. *              500,000     8.60%


* Shirley Reynolds is the beneficial owner of Southern Fiduciary Financial, Inc.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.


ITEM 13. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 10-KSB

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

        Report of Independent Public Accountant

        Balance Sheet as of December 31, 2006

        Statement of Operations - For the Years Ended December 31, 2006 and 2005

        Statement of Stockholders Equity - For the Years Ended December 31, 2006 and 2005

        Statement of Cash Flows - For the Years Ended December 31, 2006 and 2005

        Notes to Financial Statements

(b) The company filed the following Form 8-Ks in 2006.

None.

(c) Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 was $5,500.

(2) AUDIT-RELATED FEES

$5,500

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


SLOPESTYLE CORPORATION.

By:  /s/ Reed T. Buley
     -----------------
         Reed T. Buley
         Chief Executive Officer & Chief Financial Officer

Dated: April 10, 2007