Form 10QSB
period 2007-03-31
SLOPESTYLE CORP
filed 2007-05-21
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-52235

                             SLOPESTYLE CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


            Texas                                          75-2834498
            -----                                          ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


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



As of March 31, 2007, there were 5,866,950 shares of Common Stock of the issuer outstanding.

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

                             SLOPESTYLE CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                               $  30,365
  Receivables - Trade (net of $1,851 allowance for doubtful
    accounts)                                                               56
  Advances - related party                                              20,000
  Receivables - Related Parties                                          6,000
                                                                     ---------
    Total current assets                                                56,421

Property and equipment, net                                             46,376

Other assets
  Property held for investment                                          59,068
                                                                     ---------
    Total other assets                                                  59,068
                                                                     ---------
TOTAL ASSETS                                                         $ 161,865
                                                                     =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                              $   2,381
  Due from related party                                                15,148
                                                                     ---------
Total liabilities                                                       17,529
                                                                     ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,866,950 shares issued and outstanding                    5,867
  Additional paid in capital                                           247,258
  Accumulated deficit                                                 (108,789)
                                                                     ---------
Total Stockholders' Equity                                             144,336
                                                                     ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 161,865
                                                                     =========










See Accompanying Notes to Financial Statements.

                             SLOPESTYLE CORPORATION
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


                                         Three Months  Three Months
                                             Ended         Ended
                                          March 31,      March 31,
                                         -----------    -----------
                                             2007           2006
                                         -----------    -----------

Revenue                                  $    13,256    $    27,848

Operating expenses:
 Direct labor and other costs                 29,577          4,980
 Advertising                                       0          5,470
 General and administrative                    3,039         22,600
 Depreciation and amortization                 7,483          2,991
                                         -----------    -----------
        Total operating expense               40,099         36,041

 (Loss) from operations                      (26,843)        (8,193)

  Other(expense):
      Interest income                            354              0
      Income tax expense/benefit                   0              0
                                         -----------    -----------

Net(loss)                                $   (26,489)   $    (8,193)
                                         ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.00)   $     (0.00)
                                         ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,852,474      5,500,000
                                         ===========    ===========











                 See Accompanying Notes to Financial Statements





                             SLOPESTYLE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 2007 AND
                      TWELVE MONTHS ENDED DECEMBER 31, 2006

                                   (unaudited)

                                                                                  Retained
                                                               Additional         Earnings
                                        Common  Stock            Paid In        (Accumulated
                                   Shares         Amount         Capital           Deficit)               Total
                              -------------------------------------------------------------------------------------

      Balance
         December 31, 2005          5,500,000       $ 5,500        $ 64,149       $  (7,942)             $  61,707

      Issuance of Common Stock
      for Cash                        315,550           316         157,460               0                157,776

              Net loss                                                             ( 74,358)              ( 74,358)


                              -------------------------------------------------------------------------------------
      Balance

   December 31, 2006                5,815,550       $5,816         $ 221,609      $ (82,300)             $ 145,125
                                    =========       ======         =========      =========              =========


      Issuance of Commons
      Stock for Cash                   51,400           51            25,649              0                 25,700


              Net loss                                                             ( 26,489)               (26,489)

      Balance

           March 31, 2007          5,866,950        $5,867         $ 247,258      $(108,789)                144,336
                                   =========        ======         =========      =========               =========


      See accompanying summary of accounting policies and notes to financial statements.

                             SLOPESTYLE CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                       2007         2006
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $ (26,489)   $  (8,193)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                        7,483        2,991
Change in assets and liabilities:
  Accounts receivable                                      (56)       8,763
  Other assets                                           4,384            0
  Accounts payable and accrued expenses                (32,991)       9,105
  Advance  - related party                             (20,000)           0
                                                     ---------    ---------
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES     (67,669)      12,666

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property for investment                  (59,068)           0
                                                                  ---------
CASH FLOWS (USED) IN INVESTING ACTIVITIES              (59,068)
                                                                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                         25,700            0
                                                     ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             25,700            0
                                                     ---------    ---------

NET INCREASE (Decrease) IN CASH                       (101,037)      12,666

  Cash, beg. of period                                 131,402        7,647
                                                     ---------    ---------
  Cash, end of period                                $  30,365    $  20,313
                                                     =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                      $    --      $    --
  Income taxes paid                                  $    --      $    --









                   See Accompany Notes to Financial Statements

                            SLOPESTYLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

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

                  Basis of Presentation:
                  ----------------------

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

                  Accounts Receivable:
                  --------------------

                  Accounts receivable is valued net of a provision for doubtful accounts based on a review of collectibility. Accounts deemed uncollectible are applied to an allowance for doubtful accounts and charged against earnings. As of March 31, 2007, the balance in the allowance is $1,851. Net accounts receivable at March 31, 2007 is $56.

--------------------


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

NOTE 2 - FIXED ASSETS:

Fixed assets at March 31, 2007 are as follows:

         Vans (4)                           $     52,373
         Equipment in vans                        27,146
         Computer                                  2,249
         Trailer                                   1,977
         Leasehold improvements                   21,518
                                            ------------
                                                 105,263
         Less: accumulated depreciation          (58,887)
                                            ------------
                                            $     46,376
                                            ============

Depreciation expense totaled $7,483 and $2,991 for the three months ended March 31, 2007 and March 31, 2006.

NOTE 3 - COMMON STOCK

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2007 and December 31, 2006, there were 5,866,950 shares outstanding as follows:

                                                      Shares
                                                      ------
                  At Inception                         500,000
                  December 20, 2002                  5,000,000
                  October 30, 2006                     194,100
                  December 6, 2006                       7,200
                  December 18, 2006                     15,600
                  December 20, 2006                     68,650
                  December 22, 2006                     13,000
                  December 26, 2006                     17,000
                  December 18, 2006                     23,400
                  December 20, 2006                     20,000
                  December 22, 2006                      6,000
                     December 26, 2006                   2,000
                                                     ---------

                           Total Shares Outstanding  5,866,950
                                                     =========

         At December 20, 2002, the Company issued 5,000 shares of stock, in exchange for assets totaling $102,102 and assumption of liabilities of $33,453, and recorded additional paid in capital of $68,649. All values were based on current market value as of December 20, 2002. On December 9, 2005, the Company formalized a 10 for 1 stock split effective as of December 20, 2002, which effectively increased the stock issued from 5,500 to 5,500,000.

         The Company issued 315,550 shares of stock in 2006 and 51,400 shares of
         stock  in  2007.   All  shares  were  sold  under  the  Company's  SB-1
         registration statement effective September 2006.

NOTE 4 - INCOME TAXES

         The Company had net losses for the years ended December 31, 2006 and 2005, and the three months ending March 31, 2007, therefore incurred no tax liabilities. As there is doubt as to whether the Company will recoup these losses in future years and therefore realize the related tax benefits of accumulated losses, any deferred tax benefit has been fully reserved.

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

          * Perform remediation. After the moisture source has been identified and corrected and the wet areas dried, then the remediation activities can begin. The remediation may consist of either the removal of or cleaning of water damaged and/or mold damaged materials. It is often the case that the drying process and the remediation process are done at the same time. There is usually no need to dry water-damaged materials that will need to be removed as part of the remediation process. The remediation can include several different types of work activities depending on the area of the structure being addressed, as well as the quantities of materials affected.
                  These activities can include:
                  * Removal of the affected area including paneling, wallboard, flooring, ceiling, and wood infrastructure to remove all mold damaged materials
                  * If the affected area is not removed the affected area will be cleaned, sanitized and dried to remove all mold contamination
                  * ensure the affected area is free of contaminated materials
                  * Final Clearance Tests Upon completion of the remediation phase a new series of tests must be completed to assess successful elimination of the source of toxins, allergens, and other IAQ problem. Surface testing with either bulk tape or bulk scraping would show no active fungal presence. Air testing (total bioaerosol collections) should show similar indoor/outdoor populations. Passing this test is required prior to moving into the reconstruction phase.

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

Institute of Inspection, Cleaning and Restoration
         IIRC - Carpet Cleaning
         IIRC - Upholstery & Fabric Cleaning
         IIRC - Journeyman Textile Cleaner
         IIRC - Odor Control
GEBCO Associates:
         Mold Remediation Contractor        Certificate No. 05077
Texas Department of Health Services:
         Mold Remediation Contractor        License No. MRC0329



RESULTS FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

Our fiscal quarter ended on March 31, 2007. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended March 31 2007, was $13,256 compared with revenues for the three months ended March 31 2006 of $27,848. The decrease in sales was due to two factors; firstly, lower remediation sales due to purchasing a `mold' house and remediating it (sale pending in Q2), and secondly, more time spent on administrative matters, more particularly, time spent on raising money from our successful SB-1 filing.

EXPENSES. Total expenses for the three months ended March 31 2007, were $32,616 compared with expenses for the three months ended March 31 2006 of $33,050. The increase is due to higher labor costs on the carpet cleaning segment than the remediation business. This expense does not include depreciation which was $7,483 and $2,991 for the three months ended March 31 2007 and 2006.

NET INCOME (LOSS). Net loss for the three months ended March 31 2007 was $26,489 compared to a net loss of $8,193 for the three months ended March 31 2007 and 2006 respectively. Such increase in loss was due to the decrease in sales and increase in related expenses.

LIQUIDITY AND CAPITAL RESOURCES. Slopestyle filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Slopestyle has raised funds under that registration statement at $0.50 per share, all after September 30, 2006. As of May 15, 2007, Slopestyle has raised an $183,476 by selling 366,952 shares.

Employees

As of March 31 2007, the Company had one employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

Date: May 15, 2007