Form 10QSB
period 2007-06-30
SLOPESTYLE CORP
filed 2007-08-17
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-52235

                             SLOPESTYLE CORPORATION
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


            Texas                                              75-2834498
            -----                                              ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                             Identification No.)


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

As of June 30, 2007, there were 5,866,950 shares of Common Stock of the issuer outstanding.

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

                             SLOPESTYLE CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                              $  91,041
  Receivables - Trade (net of $1,851 allowance for doubtful
   accounts)                                                               56
  Advances - related party                                             20,000
  Receivables - Related Parties                                         6,000
                                                                    ---------
    Total current assets                                              117,097

Property and equipment, net                                            29,673

Other assets
  Property held for investment                                              0
                                                                    ---------
    Total other assets                                                      0
                                                                    ---------
TOTAL ASSETS                                                        $ 146,770
                                                                    =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                             $   3,739
  Due from related party                                               19,083
                                                                    ---------
Total liabilities                                                      22,822
                                                                    ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,866,950 shares issued and outstanding                   5,867
  Additional paid in capital                                          247,258
  Accumulated deficit                                                (129,177)
                                                                    ---------
Total Stockholders' Equity                                            123,948
                                                                    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 146,770
                                                                    =========











See Accompanying Notes to Financial Statements



                             SLOPESTYLE CORPORATION
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)


                                         Three Months  Three Months    Six Months     Six Months
                                             Ended         Ended         Ended          Ended
                                           June 30,      June 30,       June 30,       June 30,
                                        -----------    -----------    -----------    -----------
                                             2007           2006           2007           2006
                                        -----------    -----------    -----------    -----------


Revenue                                  $    87,751    $    23,381    $   101,007    $    51,229

Operating expenses:
 Direct labor and other costs                 82,188         15,021        111,765         20,001
 Advertising                                  11,424          1,718         11,424          7,188
 General and administrative                    7,560         16,722         10,599         39,322
 Depreciation and amortization                 7,483          2,991         14,966          5,982
                                         -----------    -----------    -----------    -----------
        Total operating expense              108,654         36,452        148,753         72,493

 (Loss) from operations                      (20,904)       (13,071)       (47,747)       (21,264)

  Other(expense):
      Interest income                            516              0            870              0
      Income tax expense/benefit                   0              0              0              0
                                         -----------    -----------    -----------    -----------

Net(loss)                                $   (20,388)   $   (13,071)   $   (46,877)   $   (21,264)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.01)   $     (0.00)   $     (0.01)   $     (0.00)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,859,548      5,500,000      5,859,548      5,500,000
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements




                                                    SLOPESTYLE CORPORATION
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                              SIX MONTHS ENDED JUNE 30, 2007 AND
                                             TWELVE MONTHS ENDED DECEMBER 31, 2006

                                                              (unaudited)

                                                                           Retained
                                                            Additional      Earnings
                                        Common  Stock         Paid In     (Accumulated
                                   Shares         Amount      Capital       Deficit)     Total
                              -----------------------------------------------------------------

   Balance
      December 31, 2005        5,500,000    $    5,500    $   64,149       (7,942)   $   61,707

   Issuance of Common Stock
   for Cash                      315,550           316       157,460            0       157,776

           Net loss                                                       (74,358)      (74,358)


                              -----------------------------------------------------------------
   Balance

December 31, 2006              5,815,550    $    5,816    $  221,609   $  (82,300)   $  145,125
                              ==========    ==========    ==========   ==========    ==========


   Issuance of Commons
   Stock for Cash                 51,400            51        25,649            0        25,700


           Net loss                                                       (46,877)      (46,877)

   Balance

        June 30, 2007          5,866,950    $    5,867    $  247,258     (129,177)   $  123,948
                              ==========    ==========    ==========   ==========    ==========


      See accompanying summary of accounting policies and notes to financial statements.

                             SLOPESTYLE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                            2007         2006
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (46,877)   $ (21,264)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                           14,966        5,982
Change in assets and liabilities:
  Accounts receivable                                          (55)       6,459
  Advance - related party                                  (20,000)           0
  Accounts payable and accrued expenses                    (31,632)       9,883
  Due to related party                                       8,318            0
                                                         ---------    ---------
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES         (75,280)       1,060

CASH FLOWS USED IN INVESTING ACTIVITIES
  Sale of fixed assets                                       9,219            0
                                                         ---------    ---------
CASH FLOWS (USED) IN INVESTING ACTIVITIES                       (0)           0
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock for cash                             25,700            0
                                                         ---------    ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 25,700            0
                                                         ---------    ---------

NET INCREASE (Decrease) IN CASH                            (40,361)       1,060

  Cash, beg. of period                                     131,402        7,647
                                                         ---------    ---------
  Cash, end of period                                    $  91,041    $   8,707
                                                         =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $    --      $    --
  Income taxes paid                                      $    --      $    --









                   See Accompany Notes to Financial Statements

                             SLOPESTYLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

                  Accounts Receivable:
                  --------------------

                  Accounts receivable is valued net of a provision for doubtful accounts based on a review of collectibility. Accounts deemed uncollectible are applied to an allowance for doubtful accounts and charged against earnings. As of June 30, 2007, the balance in the allowance is $1,851. Net accounts receivable at June 30, 2007 is $6,056.

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

NOTE 2 - FIXED ASSETS:

Fixed assets at June 30, 2007 are as follows:

        Vans (2)                         $ 27,588
        Equipment in vans                  27,146
        Computer                            2,249
        Trailer                             1,977
        Leasehold improvements             21,518
                                         --------
                                           80,448
        Less: accumulated depreciation    (50,775)
                                         --------
                                         $ 29,673
                                         ========

Depreciation expense totaled $7,483 and $2,991 for the three months ended June 30, 2007 and June 30, 2006 and $14,996 and $5,982 for the six months ended June 30, 2007 and June 30, 2006 respectively. During the second quarter of 2007 two vans were sold for $9,546, historical cost of $25,815 and a net book value of $9,219 generating a gain on sale of assets of $327.

NOTE 3 - COMMON STOCK

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At June 30, 2007 and December 31, 2006, there were 5,866,950 shares outstanding.

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

NOTE 4 - INCOME TAXES

         The Company had net losses for the years ended December 31, 2006 and 2005, and the six months ending June 30, 2007, therefore incurred no tax liabilities. As there is doubt as to whether the Company will recoup these losses in future years and therefore realize the related tax benefits of accumulated losses, any deferred tax benefit has been fully reserved.

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

Project sequence planning:

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



RESULTS FOR THE FISCAL QUARTER ENDED JUNE 30, 2007

Our fiscal quarter ended on June 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. During fiscal 2007 we embarked on a marketing plan to integrate the remediation business. Our objective is to look for homes that have been significantly discounted due to mold, and then remediate, renovate and sell. This vertical integration improved operating revenue during the quarter but also increased operating costs and ended up in a net loss position due to increased marketing and advertising fees. Without those fees the new remediation segment made $8,100 of gross profit.

Revenue for the three months ended June 30, 2007, was $87,751 compared with revenues for the three months ended June 30 2006 of $23,381. Revenue for the six months ended June 30, 2007, was $101,007 compared with revenues from the six month period ended June 30, 2006, of $51,229. The increase in revenue in both periods was due to the company vertically integrating within the remediation business as mentioned in the prior paragraph.

Revenue within the new remediation segment was $75,758. This was net of deductions of $11,742, therefore the gross selling price before deductions was $87,500. Net gross margin within the segment was $16,605 as total cost of goods sold was $59,153.

EXPENSES. Total expenses for the three months ended June 30 2007, were $108,654 compared with expenses for the three months ended June 30 2006 of $36,452. Total expenses for the six months ended June 30 2007, were $148,753 compared with expenses for the three months ended June 30 2006 of $72,493. The increase is due to the direct costs involved in the new remediation business of $67,653 in plus the marketing and advertising expenses of $11,424 in both the three and six month periods. Other increases are due to higher labor costs on the carpet cleaning segment vs. the remediation business. This expense does not include depreciation which was $7,483 and $2,991 for the three months ended June 30 2007 and 2006, respectively, and $14,966 and 5,982 for the six months ended June 30, 2007 and 2006, respectively.

NET INCOME (LOSS). Net loss for the three months ended June 30 2007 was $20,388 compared to a net loss of $13,071 for the three months ended June 30 2006. Net loss for the six months ended June 30, 2007 was $46,877 compared to a net loss of $21,264 for the six months ended June 30, 2006. Such increase in loss was due to the increase in advertising and labor expenses mentioned above in both the three and six month periods.

LIQUIDITY AND CAPITAL RESOURCES. Slopestyle filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Slopestyle has raised funds under that registration statement at $0.50 per share, all after September 30, 2006. As of July 31, 2007, Slopestyle has raised an $183,476 by selling 366,952 shares.

Employees

As of June 30, 2007, the Company had one employee.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended June 30, 2007.

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

SLOPESTYLE CORPORATION

By /s/ Reed Buley
-----------------
Reed Buley, President, CFO

Date: August 14, 2007