Form 10QSB
period 2007-09-30
SLOPESTYLE CORP
filed 2007-11-14
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-52235

                             SLOPESTYLE CORPORATION
        (Exact name of small business issuer as specified in its charter)


           Texas                                         75-2834498
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

(IRS Employer Identification No.)

                      1111 Hughes Court Wylie, Texas 75098
                    (Address of principal executive offices)

                                 (972) 442-4314
                           (Issuer's telephone number)

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

As of September 30, 2007, there were 5,867,950 shares of Common Stock of the issuer outstanding.

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



                             SLOPESTYLE CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


                                            ASSETS

Current assets

  Cash                                                                  $   8,654
  Receivables - Trade (net of $1,851 allowance for doubtful accounts)       2,131
  Advances - related party                                                 20,000
  Receivables - Related Parties                                             6,000
                                                                        ---------
    Total current assets                                                   36,785

Property and equipment, net                                                23,112

Other assets
  Property held for investment                                            106,896
                                                                        ---------
    Total other assets                                                          0
                                                                        ---------
TOTAL ASSETS                                                            $ 166,793
                                                                        =========

                             LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                                 $   5,169
  Mortgage payable                                                         30,000
  Due from related party                                                   19,356
                                                                        ---------
Total liabilities                                                          54,525
                                                                        ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,866,950 shares issued and outstanding                       5,877
  Additional paid in capital                                              252,248
  Accumulated deficit                                                    (145,857)
                                                                        ---------
Total Stockholders' Equity                                                112,268
                                                                        ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 166,793
                                                                        =========














                 See Accompanying Notes to Financial Statements




                             SLOPESTYLE CORPORATION
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                         Three Months   Three Months       Nine          Nine
                                             Ended         Ended       Months Ended   Months Ended
                                           Sept 30,       Sept 30,       Sept 30,       Sept 30,
                                         -----------    -----------    -----------    -----------
                                             2007           2006           2007           2006
                                         -----------    -----------    -----------    -----------

Revenue                                  $    14,516    $    17,649    $   115,523    $    68,877

Operating expenses:
 Direct labor and other costs                 12,068         18,140        123,833         45,329
 Advertising                                   1,786          8,483         13,210         10,201
 General and administrative                   10,504          2,874         21,103         40,478
 Depreciation and amortization                 6,561          2,991         21,527          8,973
                                         -----------    -----------    -----------    -----------
        Total operating expense               30,919         32,488        179,673        104,981

 (Loss) from operations                      (16,403)       (14,839)       (64,150)       (36,104)

  Other(expense):
      Interest income (expense)                 (277)             0            593              0
      Income tax expense/benefit                   0              0              0              0
                                         -----------    -----------    -----------    -----------

Net(loss)                                $   (16,680)   $   (14,839)   $   (63,557)   $   (36,104)
                                         ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                      $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                                         ===========    ===========    ===========    ===========

  Weighted average shares outstanding:
  Basic and diluted                        5,867,602      5,500,000      5,862,262      5,500,000
                                         ===========    ===========    ===========    ===========











                 See Accompanying Notes to Financial Statements



                             SLOPESTYLE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
                      TWELVE MONTHS ENDED DECEMBER 31, 2006

                                   (unaudited)

                                                                                       Retained
                                                                       Additional       Earnings
                                                Common  Stock            Paid In      (Accumulated
                                             Shares         Amount       Capital        Deficit)     Total
                                           -----------------------------------------------------------------

   Balance
      December 31, 2005                     5,500,000    $    5,500    $   64,149       (7,942)   $   61,707

   Issuance of Common Stock
   for Cash                                   315,550           316       157,460            0       157,776

           Net loss                                                                    (74,358)      (74,358)


                                           -----------------------------------------------------------------
   Balance
    December 31, 2006                       5,815,550    $    5,816    $  221,609   $  (82,300)   $  145,125
                                           ==========    ==========    ==========   ==========    ==========

   Issuance of Common
   Stock for Cash                              51,400            51        25,649            0        25,700

   Issuance of Common
   Stock for Services                          10,000            10         4,990            0         5,000


           Net loss                                                                    (63,557)      (63,557)

   Balance
        September 30, 2007                  5,876,950    $    5,877    $  252,248     (145,857)   $  112,268
                                           ==========    ==========    ==========   ==========    ==========



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                             SLOPESTYLE CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                      2007          2006
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $ (63,557)   $ (36,104)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                       21,527        8,972
    Common stock issued for services                     5,000            0
Change in assets and liabilities:
  Accounts receivable                                   (2,131)      10,573
  Advance - related party                              (20,000)       2,187
  Accounts payable and accrued expenses                (30,202)      12,180
  Due to related party                                   8,592
                                                     ---------    ---------
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES     (80,771)      (2,192)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of building for investment                 (106,896)           0
  Sale of fixed assets                                   9,219            0
                                                     ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                (97,677)           0
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES


  Proceeds from short-term mortgage                     30,000            0
  Sale of common stock for cash                         25,700            0
                                                     ---------    ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             55,700            0
                                                     ---------    ---------

NET DECREASE IN CASH                                  (122,748)      (2,192)

  Cash, beg. of period                                 131,402        2,192
                                                     ---------    ---------
  Cash, end of period                                $   8,654    $       0
                                                     =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                      $    --      $    --
  Income taxes paid                                  $    --      $    --









                   See Accompany Notes to Financial Statements

                             SLOPESTYLE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  September 30, 2007


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

                  Accounts Receivable:
                  --------------------

                  Accounts receivable is valued net of a provision for doubtful accounts based on a review of collectibility. Accounts deemed uncollectible are applied to an allowance for doubtful accounts and charged against earnings. As of September 30, 2007, the balance in the allowance is $1,851. Net accounts receivable at September 30, 2007 is $2,131.

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

NOTE 2 - FIXED ASSETS:

Fixed assets at September 30, 2007 are as follows:

         Vans (2)                           $     27,588
         Equipment in vans                        27,146
         Computer                                  2,249
         Trailer                                   1,977
         Leasehold improvements                   21,518
                                            ------------
                                                  80,448
         Less: accumulated depreciation          (57,336)
                                            $     23,112

Depreciation expense totaled $6,561 and $2,991 for the three months ended September 30, 2007 and September 30, 2006 and $21,527 and $8,973 for the nine months ended September 30, 2007 and September 30, 2006 respectively. During the second quarter of 2007 two vans were sold for $9,546, with historical cost of $25,815 and a net book value of $9,219 generating a $327 gain on sale of assets.

NOTE 3 - COMMON STOCK

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2007 and December 31, 2006, there were 5,867,950,and 5,866,950 shares outstanding, respectively.

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

         The Company issued 10,000 shares in 2007 for services.

NOTE 4 - INCOME TAXES

         The Company had net losses for the years ended December 31, 2006 and 2005, and the nine months ending September 30, 2007, therefore incurred no tax liabilities. As there is doubt as to whether the Company will recoup these losses in future years and therefore realize the related tax benefits of accumulated losses, any deferred tax benefit has been fully reserved.

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

BUSINESS OPERATIONS:

Restoration and Remediation:
The company employs a strict three step remediation process. This includes:

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

OUR QUALIFICATIONS
We presently have several certifications and licenses pertinent to our industry and anticipate qualifying for the new license without further issues since we already have all the qualifications as outlined in Legislative Update on HB 329, the act that relates to Texas state regulation of mold assessors and
remediators,           which           can          be          seen          at
http://www.texasboma.org/legislative_update_4_22_03.htm. The licenses we currently hold are:

Institute of Inspection, Cleaning and Restoration
         IIRC - Carpet Cleaning
         IIRC - Upholstery & Fabric Cleaning
         IIRC - Journeyman Textile Cleaner
         IIRC - Odor Control
GEBCO Associates:
         Mold Remediation Contractor        Certificate No. 05077
Texas Department of Health Services:
         Mold Remediation Contractor        License No. MRC0329



RESULTS FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

Our fiscal quarter ended on September 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

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

Revenue for the three months ended September 30, 2007, was $14,516 compared with revenues for the three months ended September 30 2006 of $17,649. The decrease is attributed to a reduction in the Specialty Rug Cleaning segment. Revenue for the nine months ended September 30, 2007, was $115,523 compared with revenues from the nine month period ended September 30, 2006, of $68,877. The increase in revenue in was due to the company vertically integrating within the remediation business as mentioned in the prior paragraph.

Revenue within the new remediation segment was $75,758. This was net of deductions of $11,742, therefore the gross selling price before deductions was $87,500. Net gross margin within the segment was $16,605 as total cost of goods sold was $59,153.

EXPENSES. Total operating expenses for the three months ended September 30 2007, were $24,358 compared with expenses for the three months ended September 30 2006 of $29,497. The reduction in expenses is due to reduced advertising costs of $6,697. Total expenses for the nine months ended September 30 2007, were $158,146 compared with expenses for the nine months ended September 30 2006 of $96,008. The increase is due to the direct costs involved in the new remediation business of $67,653. Higher labor costs on the carpet cleaning segment vs. the remediation business were partially off-set by reduced administration costs (SB-1 and audit fees in 2006). This expense does not include depreciation which was $6,561 and $2,991 for the three months ended September 30 2007 and 2006, respectively, and $21,527 and $8,973 for the nine months ended September 30, 2007 and 2006, respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30 2007 was $16,680 compared to a net loss of $14,839 for the three months ended September 30 2006. The increased loss was due to the higher depreciation expense in 2007. Net loss for the nine months ended September 30, 2007 was $63,557 compared to a net loss of $36,104 for the nine months ended September 30, 2006. Such increase in loss was due to the increase in depreciation ($12,554) and the increased labor expenses (11,286) mentioned above in nine month period.

LIQUIDITY AND CAPITAL RESOURCES. Slopestyle filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Slopestyle has raised funds under that registration statement at $0.50 per share, all after September 30, 2006. As of September 30, 2007, Slopestyle has raised an $183,476 by selling 366,950 shares.

Employees

As of September 30, 2007, the Company had one employee.


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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended September 30, 2007.

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

Date: November 12, 2007