Form 10-K
period 2007-12-31
REMEDIATION SERVICES, INC.
filed 2008-04-15
CIK 1353386

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS



                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2007

                           REMEDIATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                    000-52235                75-2834498
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act:

         Large Accelerated Filer [  ].          Accelerated Filer  [  ].

         Non-Accelerated Filer   [  ].          Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007: $394,628

Shares of common stock outstanding at December 31, 2007:    5,876,950

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.


ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated on June 25, 1999 as Slopestyle Corporation in the State of Texas and redomiciled to become a Nevada corporation on December 12, 2007 and renamed Remediation Services, Inc. (herein referred to as "Remediation", "the Company", "We" or "Us".) Our executive offices are located at 1111 Hughes Court, Wylie, Texas. We are engaged in the home restoration and mold remediation business.

General

We are a company that is in the restoration and mold remediation business for residential and commercial structures. When damage by wind, fire, flood or any other catastrophic event is experienced, we offer cleaning, restoration and remediation services. We are certified in mold remediation, licensed by the State of Texas and fully approved by The Texas Department of State Health Services.

The Company performs three types of services: restoration, remediation and specialty run cleaning. The following describes each of these services.

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

         We obtain our restoration projects through a number of strategies. These strategies include referrals by insurance companies, relationships with general contractors, and relationships with local business and municipal leaders. Customers are located by visiting and campaigning at loss locations immediately following a tornado, fire or flood. Such a process involves establishing credibility by discussing and submitting prior work performed, obtaining all necessary and appropriate licenses, and networking with on-the-ground adjusters and professional personnel. Upon securing restoration contracts, subcontractors are engaged through a formal bid process. We are dependent on subcontractors to perform restoration work and manage the quality and timeliness of this work by a company foreman responsible for the management of the entire work process. At any one time, our foreman can have up to ten contractors working the job site. The subcontractors are local suppliers of trade skills and work exclusively for us under a written contract for the term of the restoration contract. Prior to the restoration work commencing, we do compete for subcontractors, however once contracts are signed and work begins, the subcontractor works exclusively for us until the job is complete.

         Our restoration business concentrates on purchasing and restoring of single and multi-family dwellings that can be restored through the contracting with local contractors and subcontractors. We have made the strategic decision to focus our restoration business on moderately to substantially damaged structures, staying away from "total loss" situations as defined by insurance companies. This strategy allows us to more quickly restore structures. Once restored, we sell these properties through customary channels used for residential real estate sales.

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

Remediation:

         When mold in a structure has been identified, the basic concepts of cleaning, restoration and mold remediation are:

          o Identify and stop the moisture source. Examples of sources can be roof leaks, condensation pan or drain line leaks, plumbing leaks, sewage line leaks, shower pan leaks, wall leaks, especially around windows, found water leaks, improper insulation associated with HVAC systems, or any other source found to cause elevated moisture or humidity levels.
          o Dry the area. Until the building materials are dried to acceptable levels, mold will still likely grow. The drying process should be done in a manner not to cause the spread of mold spores or spread molds to other parts of the building not previously affected by the water or moisture problem. The drying industry should be referenced for proper drying techniques.
          o    Perform   remediation.   After  the  moisture   source  has  been
               identified and corrected and the wet areas dried, then the remediation activities can begin. The remediation may consist of either the removal of or cleaning of water damaged and/or mold damaged materials. It is often the case that the drying process and the remediation process are done at the same time. There is usually no need to dry water-damaged materials that will need to be removed as part of the remediation process. The remediation can include several different types of work activities depending on the area of the structure being addressed, as well as the quantities of materials affected.


         These activities can include:

          o removal of the affected area including paneling, wallboard, flooring, ceiling, and wood infrastructure to remove all mold damaged materials
          o if the affected area is not removed the affected area will be cleaned, sanitized and dried to remove all mold contamination
          o    ensure the affected area is free of contaminated materials
          o Final Clearance Tests - Upon completion of the remediation phase a new series of tests must be completed to assess successful elimination of the source of toxins, allergens, and other IAQ problems. Surface testing with either bulk tape or bulk scraping would show no active fungal presence. Air testing (total bioaerosol collections) should show similar indoor/outdoor populations. Passing this test is required prior to moving into the reconstruction phase.

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

         In general terms, mold is commonly identified as a black mossy fungus that grows in dark and non-lit areas of walls and floors and ceilings which are exposed to moisture. More technically, mold is a life form that thrives on water and can grow at relative humidity of above 60 %. Molds produce tiny spores that reproduce and float through the air both inside and outside. These spores give off by-products such as volatile organic compounds and mycotoxins. Mycotoxins are naturally occurring substances produced by fungi as a secondary metabolite that typically affords the organisms' survival. Exposure to these spores has shown to cause a variety of health problems and allergic reactions. When mold spores land on a damp surface indoor, they may begin growing and digesting whatever they land on in order to survive. This can be wood, paper, carpet or foods. If the mold continues to grow un-addressed, a problem with mold can result and cause a situation where it has to be removed, often through demolition of the substance it is growing on.

Specialty Rug Cleaning:

         The Company also provides services for specialty rug cleaning. Rugs are highly susceptible to damage due to water, fire, or general dirty conditions. The first step in the cleaning process is to know what you are cleaning and what damage the object has sustained. We perform a fiber ID test to determine the content of the rug. This is because different fibers and materials require different cleaning solutions. Additionally, rugs with cotton fringes or wool face yearns must be cleaned differently than other fiber content rugs. The primary steps in specialized cleaning include:

          o    Thorough commercial vacuum application
          o Reverse raised air-flow table treatment. Compressed air is forced through the back of the rug to remove particle matter out of the rug face.
          o A dye application to prevent color fading or running during the cleaning process.
          o Rug submersion in custom built self contained pool. Clean fresh water is constantly circulated and residue is filtered away from the pool.
          o    Forced air drying process.
          o    All fringes are hand treated and combed.
          o Rug is placed in our drying house and subsequently inspected for cleanliness.


BUSINESS OPERATIONS:

Restoration and Remediation:

The Company employs a strict four step remediation process. This includes:

     1.   Project sequence planning
     2.   Containment and exposure control
     3.   Removal and disposal of contaminated material
     4.   Hygienic cleaning of surfaces

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

Systemic Analysis:

     o Health Effects such as runny nose, eye irritation, cough, congestion, asthma aggravation, headache and fatigue.
     o    Immunological Effects such as allergies and lung damage.

     o Toxic effects including respiratory and eye irritations and the inability to concentrate.
     o    Infectious Disease such as aspergillosis.
     o    Medical evaluation
     o    Medical relocation

Remediation Analysis:

     o    Visual Inspection
     o    Bulk/Surface Sampling
     o    Air Monitoring
     o    Analysis  of  environmental  samples o  Remediation  as  needed.  This
          includes  small  isolated  areas,   mid-sized  isolated  areas,  large
          isolated areas, and extensive contamination remediation.
     o    Demolition and removal of contaminated materials.

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

OUR QUALIFICATIONS:

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

Institute of Inspection, Cleaning and Restoration
         IIRC - Carpet Cleaning

         IIRC - Upholstery & Fabric Cleaning
         IIRC - Journeyman Textile Cleaner
         IIRC - Odor Control

GEBCO Associates:
         Mold Remediation Contractor        Certificate No. 05077

Texas Department of Health Services:
         Mold Remediation Contractor        License No. MRC0329.

INDUSTRY & COMPETITION:

The mold remediation industry is not highly competitive. Most of the companies have developed their mold remediation business as a progression and add-on to their restoration business or their air quality business, having much experience leading up to their involvement in the mold remediation industry. We believe our major competitors to be specialty remediation and cleaning companies, some of which are national in scope. Most companies, however, are either local or regional in scope. The nature of the restoration and remediation business is labor intensive and therefore is performed more accurately by people in a standardized environment. However, the company has a competitive advantage in standardized processes, training and services and can duplicate this system in any part of the country.

We believe our greatest competition is from nationally franchised operators, the three largest of which are Service Master, Blackmon Mooring, and Serve Pro. However, their success is based not only upon the nationally-known name but upon the franchisee and the reputation he/she is able to establish. Since the industry is relatively new and much of the work is localized, we dont see having a national franchise name as that much of an advantage. We have been able to concentrate our marketing and sales on companies that have ongoing business, for example, home builders and developers.

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


ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate and retail facilities are located in a 2,400 square foot warehouse building which we rented from the CEO's wife at a fair market value of $650 per month during 2007. The lease was renewed on December 20, 2007 and was extended through December 31, 2008 at a rate of $700 per month.


ITEM  3. LEGAL PROCEEDINGS

As of December 31, 2007, the Company is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2007, at the annual meeting of shareholders, a majority of our shareholders approved the following actions, all as proposed in our Proxy
Statement:

     1. Change our corporate name to REMEDIATION SERVIES, INC from Slopestyle Corporation.
     2.   Change our state of incorporation from Texas to Nevada.

     3. To authorize 25,000,000 shares of preferred stock with a par value of $0.001, with the terms to be attached by the Board of Directors at the time of issuance.
     4. To eliminate the provision granting preemptive rights to our shareholders in our Articles of Incorporation.
     5.   To re-elect Reed Buley as our sole director.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently quoted on the over-the-counter Bulletin Board under the symbol "RMSI."

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended December 31, 2006. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                              HIGH         LOW
                                             ------      ------
  Quarter ended December 31, 2006             $.45        $.45
  Quarter ended March 31, 2007                $.45        $.45
  Quarter ended June 30, 2007                 $.45        $.45
  Quarter ended September 30, 2007            $.45        $.45
  Quarter ended December 31, 2007             $.45        $.45

At December 31, 2007, the closing price of the common stock was $.45 and we had approximately 109 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants
The Company has no warrants outstanding.


ITEM 6.   SELECTED FINANCIAL DATA

Not required


ITEM 7.   MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2007

Our fiscal quarter and fiscal year ended on December 31, 2007.

REVENUE: Revenue for the year ended December 31, 2007, was $258,328 compared with revenues for the twelve months ended December 31, 2006 of $85,670. The increase in sales was due to expanding the remediation part of the business by purchasing homes, remediating and restoring the homes and then selling them. During 2007, home sales generated $211,400 of revenue. During the year we completed two such projects.

DIRECT COSTS: Direct costs were $262,694 for the year ended December 31, 2007 compared to $50,409 for the same period in 2006. The increase in cost of sales is related to the expanding of the remediation business mentioned above. During 2007 this added $179,300 of costs related to the purchase and remediation of the two homes we sold. The low profit margin on these two sales is a function of growing pains as we work to establish a model where we can generate a 20% margin on this business segment.

EXPENSES. Total expenses without depreciation and amortization expense for the year ended December 31, 2007 were $61,749 compared with expenses for the year ended December 31, 2006 of $94,387. The expense decrease was 35% mainly due to the filings that took place in 2006 with the U.S. Securities & Exchange Commission. This expense does not include depreciation and amortization expense was and $28,450 and $15,514 for the twelve months ended December 31, 2007 and 2006 respectively.

NET INCOME (LOSS). Net loss for the year ended December 31, 2007 was $94,858 compared to a net loss of $74,358 for the year ended December 31, 2006. The change was due to the cost increase associated with the expansion of the remediation business.

LIQUIDITY AND CAPITAL RESOURCES. Slopestyle filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on
September 14, 2006 and Slopestyle has raised funds under that registration statement at $0.50 per share, all after September 30, 2006. As of December 31, 2007 and March 31, 2008, Slopestyle has raised $183,475 by selling 366,950 shares. As of December 31, 2007, our cash balance was $84,503.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President has concluded that the

Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------
We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by xternal accountants who may not always get full information and therefore something is not recorded appropriately. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007.

ITEM 9B.  OTHER INFORMATION

We filed no 8-K's during the year ended December 31, 2007. On January 4, 2008, we filed an 8-K to announce that our shareholders had approved:

     1. Changing our name from Slopestyle Corporation to Remediation Services, Inc.
     2.   Changing our state of incorporation from Texas to Nevada
     3. Authorize 25,000,000 shares of preferred stock with a par value of $0.001, with the terms to be attached by the Board of Directors at the time of issuance.
     4. To eliminate the provision ranting preemptive rights to our shareholders in our Articles of Incorporation
     5.   To re-elect Reed Buley as our sole director.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2007, the following persons serve as directors and officers of the Company.

Reed T. Buley              49      Director, President; Secretary and Director

Mr. Buley graduated from Trinity Valley Community College in 1992, Since graduation he has held various management and operations positions before moving into the restoration business. In the course of the restoration business, he added the remediation and other specialty services. He was the manager of a water and fire restoration company serving the Dallas/Fort Worth metroplex from 2000 until 2002 when he became President of Slopestyle Corporation (now Remediation Services, Inc.). He has been the President of Slopestyle Corporation (now Remediation Services, Inc.) since December 2002.


ITEM 11.  EXECUTIVE COMPENSATION

Our sole officer and director received the following compensation for the years of 2007 and 2006. He has no employment contract with the Company.

   Name of Person            Capacity in which he served       Aggregate
Receiving compensation        to receive remuneration         remuneration
----------------------      ----------------------------      -------------
Reed T. Buley               President, Secretary              2007 - $ 0
                             and Director                     2006 - $ 48,829

As of the date of this report, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.  SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2007, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / relationship
to Issuer                 Name of Owner         Shares Owned    Percent of total
--------------------------------------------------------------------------------

President, Secretary
  and Director            Reed T. Buley          5,000,000       85.98%

Shareholder               Southern Fiduciary
                           Financial, Inc. *       500,000        8.60%


* Shirley Reynolds is the beneficial owner of Southern Fiduciary Financial, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the following are agreements or proposed transactions, whether direct or indirect, with related parties:

     o Warehouse space and a truck are rented from the CEO's wife, who is also a shareholder of the Company at fair market value.
     o The Company's CEO owes the Company $6,000 at December 31, 2007 for the down payment on a personal asset.
     o The Company owes the Company's CEO $20,657 at December 31, 2007 for operating expenses paid on the Company's behalf.

There are no other agreements or proposed transactions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $14,000 and in 2006 was $5,000.

(2) AUDIT-RELATED FEES
NONE

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." As of the date of this Annual report, we do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors. Additionally, we do not have a member of our Board of Directors that qualifies as an "audit committee financial expert." For that reason, we do not have an audit committee financial expert.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheet as of December 31, 2007

         Consolidated Statements of Operations for the Years Ended December 31,
          2007 and 2006

         Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 2007 and 2006

         Consolidated Statement of Cash Flows for the Years Ended December 31,
          2007 and 2006

         Notes to the Consolidated Financial Statements

(b) The Company did not file any Form 8-K's in 2007.


(c)      Exhibits

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.


REMEDIATION SERVICES, INC.

By:      /s/  Reed T. Buley
         Reed T. Buley
         Chief Executive Officer  & Chief Financial Officer

Dated: April 2, 2008

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                        PAGE (S)

BASIC FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm                1

      Consolidated Balance Sheet as of December 31, 2007                     2

      Consolidated Statements of Operations for the Years Ended
      December 31, 2007 and 2006                                             3

      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2007 and 2006                                             4

      Consolidated Statement of Stockholders' Equity for the Years Ended
      December 31, 2007 and 2006                                             5

      Notes to the Consolidated Financial Statements                       6-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Remediation Services, Inc.
Wylie, Texas

We have audited the accompanying consolidated balance sheet of Remediation Services, Inc. (formerly Slopestyle Corporation) as of December 31, 2007 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management's assertion about the effectiveness of Remediation Services, Inc.'s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remediation Services, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/ The Hall Group, CPAs
------------------------
The Hall Group, CPAs
Dallas, Texas

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                           Consolidated Balance Sheet
                                December 31, 2007

ASSETS
Current Assets
     Cash and Cash Equivalents                                        $  84,503
     Accounts Receivable (Net of Allowance for Doubtful
       Accounts of $1,851)                                                   55
     Due From Related Party                                               6,000
                                                                      ---------
          Total Current Assets                                           90,558

Fixed Assets
     Vans                                                                27,558
     Cleaning Equipment                                                  27,146
     Computer                                                             2,249
     Trailer                                                              1,977
     Leasehold Improvements                                              21,518
     Less: Accumulated Depreciation and Amortization                    (64,259)
                                                                      ---------
          Total Fixed Assets                                             16,189
                                                                      ---------

              TOTAL ASSETS                                            $ 106,747
                                                                      =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                                                 $     623
     Accounts Payable - Related Parties                                   4,500
     Due to Related Parties                                              20,657
                                                                      ---------
          Total Liabilities (All Current)                                25,780

Stockholders' Equity
     Common Stock, $.001 par value, 50,000,000 shares authorized,
          5,876,950 shares issued and outstanding                         5,877
     Additional Paid-In Capital                                         252,248
     Retained Earnings (Deficit)                                       (177,158)
                                                                      ---------
          Total Stockholders' Equity                                     80,967
                                                                      ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 106,747
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2007 and 2006

                                                         2007           2006
                                                     -----------    -----------

REVENUE                                              $   258,328    $    85,670
DIRECT COSTS                                             262,694         50,409
                                                     -----------    -----------
      GROSS MARGIN (DEFICIT)                              (4,366)        35,261

OPERATING EXPENSES
      Advertising                                         13,210         13,965
      General and Administrative                          48,539         80,422
      Depreciation and Amortization                       28,450         15,514
                                                     -----------    -----------
           TOTAL OPERATING EXPENSES                       90,199        109,901
                                                     -----------    -----------

NET OPERATING (LOSS)                                     (94,565)       (74,640)

OTHER INCOME (EXPENSE)
      Gain on Sale of Fixed Assets                           326              0
      Interest Income                                        881            282
      Interest Expense                                    (1,500)             0
                                                     -----------    -----------
           TOTAL OTHER INCOME (EXPENSE)                     (293)           282
                                                     -----------    -----------

NET (LOSS) BEFORE INCOME TAXES                           (94,858)       (74,358)

      Provision for Income Taxes (Expense) Benefit             0              0
                                                     -----------    -----------

NET (LOSS)                                           $   (94,858)   $   (74,358)

      Beginning Retained Earnings (Deficit)              (82,300)        (7,942)
                                                     -----------    -----------

ENDING RETAINED EARNINGS (DEFICIT)                   $  (177,158)   $   (82,300)
                                                     ===========    ===========


EARNINGS PER SHARE

      Weighted Average of Outstanding Shares           5,865,964      5,537,506
                                                     ===========    ===========
      Income (Loss) for Common Stockholders          $     (0.02)   $     (0.01)
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.



                        REMEDIATION SERVICES, INC.
                              (FORMERLY SLOPESTYLE CORPORATION)
                   Consolidated Statements of Cash Flows
                        For the Years Ended December 31, 2007 and 2006

                                                                    2007         2006
                                                                  ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net (Loss)                                                  $ (94,858)   $ (74,358)
      Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Gain on Sale of Company Vans                                (326)           0
           Issuance of Common Stock for Services                      5,000            0
           Depreciation and Amortization                             28,450       15,514
           (Increase) Decrease in Accounts Receivable                   (55)      12,631
           (Increase) in Receivable from Related Parties                  0       (6,000)
           (Decrease) Increase in Accounts Payable                  (34,748)      35,371
           Increase in Accounts Payable - Related Parties             4,500            0
           Increase in Due from Related Parties                       9,893       10,764
           (Decrease) in Accrued Expenses                                 0         (970)
                                                                  ---------    ---------
               Net Cash (Used) by Operating Activities              (82,144)      (7,048)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from Sale of Company Vans                              9,545            0
      Purchase of Leasehold Improvements                                  0      (21,518)
                                                                  ---------    ---------
               Net Cash Provided (Used) by Investing Activities       9,545      (21,518)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Sale of Common Stock                             25,700      157,776
                                                                  ---------    ---------
               Net Cash Provided by Financing Activities             25,700      157,776
                                                                  ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (46,899)     129,210

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      131,402        2,192
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  84,503    $ 131,402
                                                                  =========    =========


SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense              $       0    $       0
                                                                  =========    =========
      Non-Cash Investing Activities
           Stock issued for Services                              $   5,000    $       0
                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.




                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
            Consolidated Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2007 and 2006


                                               Common Stock                Paid-In            Retained
                                          Shares            Amount         Capital        Earnings (Deficit)     Totals
                                       --------------   ------------   ----------------   -----------------  ----------------

Stockholders' Equity at 1/1/06             5,500,000    $     5,500    $        64,149    $         (7,942)  $        61,707

Issuance of Common Stock
    for Cash                                 315,550            316            157,460                   0           157,776

Net (Loss)                                         0              0                  0             (74,358)          (74,358)
                                       --------------   ------------   ----------------   -----------------  ----------------

Stockholders' Equity at 12/31/06           5,815,550    $     5,816    $       221,609    $        (82,300)  $       145,125

Issuance of Common Stock                      51,400             51             25,649                   0            25,700
    for Cash

Issuance of Common Stock                      10,000             10              4,990                   0             5,000
    for Services

Net (Loss)                                         0              0                  0             (94,858)          (94,858)
                                       --------------   ------------   ----------------   -----------------  ----------------

Stockholders' Equity at 12/31/07           5,876,950    $      5,877   $       252,248    $       (177,158)  $        80,967
                                       ==============   ============   ================   =================  ================










   The accompanying notes are an integral part of these financial statements.

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                 Notes to the Consolidated Financial Statements
                                December 31, 2007



NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

         Nature of Activities, History and Organization:
         -----------------------------------------------

         Remediation Services, Inc. (herein referred to as "the Company" or "RMI") operated during 2007 under the names Slopestyle Corporation, Carpet Star of Texas and Absolute Remediation as a carpet cleaning, home restoration, and mold remediation business for residential and commercial real estate. The company is located in Wylie, Texas and was incorporated on June 30, 1999 under the laws of the State of Texas.

         On December 12, 2007, the Company changed its name from Slopestyle Corporation to Remediation Services, Inc and redomiciled from Texas to Nevada.

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

         The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid;
          2) valid  transactions are recorded;  and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                  Basis of Presentation:
                  ----------------------

                  The Company prepares its financial statements on the accrual basis of accounting. All intercompany balance and transactions are eliminated. Investments in subsidiaries are reported using the equity method.

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                 Notes to the Consolidated Financial Statements
                                December 31, 2007


NOTE 1 - (CONTINUED)
--------------------

                  Recently Issued Accounting Pronouncements:
                  ------------------------------------------

                  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow. See Note 10 for a discussion of new accounting pronouncements.

                  Reclassification:
                  -----------------

                  Certain prior year amounts have been reclassified in the consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation. These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

                  Cash and Cash Equivalents:
                  --------------------------

                  Cash and cash equivalents includes cash in bank with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

                  Accounts Receivable:
                  --------------------

                  Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company's policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Write offs are recorded at a time when a customer receivable is deemed uncollectible.

                  Fixed Assets:
                  -------------

                  Fixed Assets are depreciated over their useful lives. Repairs and maintenance is charged to expense as incurred.

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                 Notes to the Consolidated Financial Statements
                                December 31, 2007


NOTE 1 - (CONTINUED)

                  Revenue Recognition:
                  --------------------

                  The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

                    o    Persuasive evidence of an arrangement exists;

                    o Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;

                    o    The price is fixed and determinable; and

                    o    Collectibility is reasonably assured.

                  Income Taxes:
                  -------------

                  Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code. There are no provisions for current taxes due to net available operating losses.

                  Comprehensive Income:
                  ---------------------

                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2007 and 2006, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.

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

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                 Notes to the Consolidated Financial Statements
                                December 31, 2007



NOTE 2 - FIXED ASSETS
---------------------

         Fixed assets at December 31, 2007 are as follows:

                  Vans                                                $  27,558
                  Equipment in Vans                                      27,146
                  Computer                                                2,249
                  Trailer                                                 1,977
                  Leasehold Improvements                                 21,518
                  Less:  Accumulated Depreciation and Amortization      (64,259)
                                                                      ---------
                           Total Fixed Assets                         $  16,189
                                                                      =========

         Depreciation and amortization expense was $28,450 and $15,514 for the years ended December 31, 2007 and 2006, respectively.


NOTE 3 - NOTES PAYABLE
----------------------

         The Company acquired four vans through financing with the seller. These notes were paid off in 2006.

         During 2007, the Company purchased properties with a mortgage loan provided by the Company's CEO. The principal was paid in full when the property was sold in 2007.

         Interest expense was $1,500 and $0 for the year ended December 31, 2007 and 2006, respectively.


NOTE 4 - COMMON STOCK
---------------------

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2007, there were 5,876,950 shares outstanding.


NOTE 5 - PREFERRED STOCK
------------------------

         On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance. As of December 31, 2007, no preferred shares were outstanding.

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                 Notes to the Consolidated Financial Statements
                                December 31, 2007


NOTE 6 - INCOME TAXES
---------------------

         The Company follows FASB Statement Number 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes. In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes. The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of December 31, 2007 and 2006 are as follows:

                                                      12/31/07         12/31/06
                                                      --------         --------
         Deferred tax assets attributable to:
           Prior years                               $   22,825       $   4,235
           Tax benefit for current year                  23,702           8,590
                                                     ----------       ---------
                  Total Deferred Tax Benefit         $   46,527       $  22,825
                                                     ==========       =========

         Deferred tax liabilities attributable to:
           Accounts payable                          $   (1,267)      $    (750)
                                                     ----------       ---------

                  Total Deferred Tax Liabilities     $   (1,267)      $     750)
                                                     ==========       =========

         Less:  Valuation Allowance                  $  (47,794)      $ (23,575)
                                                     ----------       ---------

                  Net Deferred Tax Benefit           $        0       $       0
                                                     ==========       =========

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                 Notes to the Consolidated Financial Statements
                                December 31, 2007


NOTE 6 - (CONTINUED)
--------------------

         Components of the current provision (benefit) for taxes on income for the current year are as follows:

                                                       12/31/07       12/31/06
                                                       --------       --------

         Income tax before extraordinary item:
           Tax benefit on current year operations    $  (23,702)     $  (18,590)
           Tax attributable to:
               Items with timing differences             (1,267)           (750)
         Less:  Valuation Allowance                      24,969          19,340
                                                     ----------      ----------

                  Net Provision (Benefit)            $        0      $        0
                                                     ==========      ==========

         The realization of deferred tax benefits is contingent upon future earnings and therefore, is fully reserved at December 31, 2007.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         The Company leases warehouse space under a one year lease which expires in December 2008 and a truck which expires during 2009. Future minimum rental obligations at December 31, 2007 are as follows:

                      Year Ended

                          2008                      $  14,836
                          2009                          3,754
                          2010 and After                    0
                                                    ---------

                                  Totals            $  18,590
                                                    =========

         Rent expense was $7,800 and $6,128 for the years ended December 31, 2007 and 2006, respectively. The Company leases both the warehouse and the truck from the spouse of the Company's CEO, who is also a shareholder.

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                 Notes to the Consolidated Financial Statements
                                December 31, 2007


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

         Warehouse space and a truck are rented from the CEO's spouse, who is also a shareholder of the Company at fair market value.

         The Company's CEO owes the Company $6,000 at December 31, 2007 for the down payment on a personal asset.

         The Company owes the Company's CEO $20,657 at December 31, 2007 for operating expenses paid on the Company's behalf.


NOTE 9 - SUBSEQUENT EVENTS
--------------------------

         On January 28, 2008, the Company purchased a residential property in Wylie, Texas for $57,920 for rehabilitation and resale. It is the Company's intention to resell the property during the first half of 2008.

         On January 4, 2008, the Company received a new trading symbol and cusip number as a result of the name change mentioned in NOTE 1 above. Effective, January 30, 2008, the Company began trading on the Over the Counter Bulletin Board under the symbol "RMSI".


NOTE 10 - NEW ACCOUNTING PRONOUCEMENTS
--------------------------------------

         In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company's Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore in the following year the Company's independent accounting firm has to issue an attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

                           REMEDIATION SERVICES, INC.
                        (FORMERLY SLOPESTYLE CORPORATION)
                 Notes to the Consolidated Financial Statements
                                December 31, 2007


NOTE 10 - (CONTINUED)
---------------------

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year-end 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to the net operating loss carryovers and the related valuation allowance.

         In 2006, the Financial Accounting Standards Board issued the following:

                - SFAS No. 155: Accounting for Certain Hybrid Financial
                  Instruments

                - SFAS No. 156: Accounting for Servicing of Financial Assets

                - SFAS No. 157: Fair Value Measurements

                - SFAS No. 158: Employers' Accounting for Defined Benefit
                  Pension and Other Postretirement Plans

         In 2007, the Financial Accounting Standards Board issued the following:

                 - SFAS No. 159: The Fair Value Option for Financial Assets and
                   Financial Liabilities; Including an amendment of FASB Statement No. 115

                - SFAS No. 141: (Revised 2007), Business Combinations

                - SFAS No. 160: Noncontrolling Interest in Consolidated
                  Financial Statements

         Management has reviewed these new standards and believes that they have no material impact on the financial statements of the Company.