Form 10-Q
period 2008-03-31
REMEDIATION SERVICES, INC.
filed 2008-05-20
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-52235

REMEDIATION SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

           Nevada                                                                                                                              75-2834498

(State or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ]

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of March 31, 2008, there were 5,876,950 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                              3

Item 2     Management's Discussion and Analysis or Plan of Operation         9

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                14

Item 2     Changes in Securities                                            22

Item 3     Default upon Senior Securities                                   22

Item 4     Submission of Matters to a Vote of Security Holders              22

Item 5     Other Information                                                22

Item 6     Exhibits and Reports on Form 8-K                                 22

REMEDIATION SERVICES, INC.

 BALANCE SHEET

As of March 31, 2008 and December 31, 2007

(Unaudited)

ASSETS	March 31, 2008	December 31, 2007

Current assets
Cash	$ 7,493	$ 84,503
Receivables – Trade (net of allowance of $1,851 and $1,851)	2,306	55
Receivables – Related Parties	6,000	6,000
Total current assets	15,799	90,558

Property and equipment, net of accumulated depreciation and amortization of $68,273 and $64,259	14,175	16,189

Other assets
Property held for investment	72,584	0
Total other assets	72,584	0
TOTAL ASSETS	$ 102,558	$ 106,747

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities
Accounts payable	$ 6,758	$ 623
Accounts payable – Related Parties	18,537	4,500
Note payable	27,500	0
Due to related party	6,976	20,657
Total liabilities	59,771	25,780

Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 5,866,950 and 5,866,950 shares issued and outstanding	5,877	5,877
Additional paid in capital	252,248	252,248
Accumulated deficit	(215,338)	(177,158)
Total Stockholders’ Equity	42,787	80,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 102,558	$ 106,747

See Accompanying Notes to Financial Statements

REMEDIATION SERVICES, INC.

STATEMENTS OF OPERATIONS

The Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007

Revenue	$ 9,766	$ 13,256

Operating expenses:
Direct labor and other costs	13,893	29,577
Advertising	1,540	0
General and administrative	29,923	3,039
Depreciation and amortization	2,014	7,483
Total operating expense	47,370	40,099
(Loss) from operations	(37,604)	(26,843)

Other(expense):
Interest income (expense)	(576)	354
Income tax expense/benefit	0	0

Net(loss)	$ (38,180)	$ (26,489)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,867,950	5,852,474

See Accompanying Notes to Financial Statements

REMEDIATION SERVICES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2008 and
The Year Ended December 31, 2007
(Unaudited)

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Totals
Balance, December 31, 2006	5,815,550	$5,816	$221,609	(82,300)	$145,125

Issuance of Common Stock for cash	51,400	51	25,649	0	25,700

Issuance of common stock for services	10,000	10	4,990		5,000

Net (Loss)	0	0	0	(94,858)	(94,858)

Balance, December 31, 2007	5,876,950	$5,877	$252,248	(177,158)	$80,967

Net (Loss)	0	0	0	(38,180)	(38,180)

Balance, March 31, 2008	5,876,950	$5,877	$252,248	(215,338)	$42,787

REMEDIATION SERVICES, INC.

STATEMENTS OF CASH FLOWS

The Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (38,180)	$ (26,489)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	2,014	7,483
Change in assets and liabilities:
Decrease in accounts receivable	(2,250)	(56)
Advance – related party	0	10,764
Increase (Decrease) in accounts payable Decrease in due from related parties	20,171 (13,681)	(32,991) 0
Increase in advances CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	0 (31,926)	(20,000) (67,669)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property for investment	(72,584)	(59,068)
CASH FLOWS (USED) IN INVESTING ACTIVITIES	(72,584)	(59,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term mortgage	27,500	0
Sale of common stock for cash	0	25,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,500	25,700

NET DECREASE IN CASH	(77,010)	(101,037)

Cash, beginning of period	84,503	131,402
Cash, end of period	$ 7,493	$ 30,365

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See Accompany Notes to Financial Statements

REMEDIATION SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH, 31, 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Remediation Services, Inc. as of March 31, 2008 and the results of its operations and cash flows for the three months then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

Nature of Activities, History and Organization:

Remediation Services, Inc. (herein referred to as “the Company” or “RMI”) operated during 2007 under the names Slopestyle Corporation, Carpet Star of Texas and Absolute Remediation as a carpet cleaning, home restoration, and mold remediation business for residential and commercial real estate.  The company is located in Wylie, Texas and was incorporated on June 30, 1999 under the laws of the State of Texas.

On December 12, 2007, the Company changed its name from Slopestyle Corporation to Remediation Services, Inc and redomiciled from Texas to Nevada.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balance and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 10 for a discussion of new accounting pronouncements.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Fixed Assets:

Fixed Assets are depreciated over their useful lives.  Repairs and maintenance is charged to expense as incurred.

Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

•

Persuasive evidence of an arrangement exists;

•

Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;

•

The price is fixed and determinable; and

•

Collectability is reasonably assured.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the quarters ended March 31, 2007 and 2006, the Company had no items of other comprehensive income. Therefore, the net loss equals comprehensive loss for the years then ended.

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2008 are as follows:

Vans

$    27,558

Equipment in Vans

      27,146

Computer

        2,249

Trailer

        1,977

Leasehold Improvements

      21,518

Less:  Accumulated Depreciation and Amortization

     (66,273)

Total Fixed Assets

$     14,175

Depreciation and amortization expense was $2,014 and $7,483 for the three month periods ended March 31, 2008 and 2007, respectively.

NOTE 3 – NOTES PAYABLE

During the first quarter of 2008, the Company purchased properties with a mortgage loan provided by the a relative of the Company’s CEO.  The principal amount of $27,500 bears interest of 12% p.a. and is due July 1, 2008.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2008, there were 5,876,950 shares outstanding.

NOTE 5 – PREFERRED STOCK

On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance.    As of March 31, 2008, no preferred shares were outstanding.

NOTE 6 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  March 31, 2008 is are as follows:

Deferred tax assets attributable to:
Prior years	$46,527
Tax benefits for current year	9,545

Total Deferred Tax Benefit	$56,072

Deferred tax assets attributable to:
Accounts Payable	$(1,267)

Total Deferred Tax Benefit	$(1,267)

Less Valuation Allowance	$(57,339)

Net Deferred Tax Benefit	$0

NOTE 6 – (CONTINUED)

Components of the current provision (benefit) for taxes on income for the current year are as follows:

The realization of deferred tax benefits is contingent upon future earnings and therefore, is fully reserved at March 31, 2008.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space under a one year lease which expires in December 2008 and a truck which expires during 2009.   Future minimum rental obligations at March 31, 2008 are as follows:

                                          Year Ended

2008

$ 11,127

2009

                3,754

2010 and After

          0

Totals

$ 15,001

Rent expense was $3,709 and $1,950 for the three month periods ended March 31, 2008 and 2007, respectively.  The Company leases both the warehouse and the truck from the spouse of the Company’s CEO, who is also a shareholder.

NOTE 8 – RELATED PARTY TRANSACTIONS

Warehouse space and a truck are rented from the CEO’s spouse, who is also a shareholder of the Company at fair market value.

The Company’s CEO owes the Company $6,000 at March 31, 2008 for the down payment on a personal asset.

The Company owes the Company’s CEO $6,976 at March 31, 2008 for operating expenses paid on the Company’s behalf.

NOTE 9 – NEW ACCOUNTING PRONOUCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

Our restoration business concentrates on the restoration of single and multi family dwellings that can be restored through the contracting with local contractors and subcontractors. We have made the strategic decision to focus our restoration business on moderately to substantially damaged structures, staying away from “total loss” situations as defined by insurance companies. This strategy allows us to more quickly restore structures.

Home restoration typically involves the replacement of structural components, specifically, load bearing beams, walls, roofs, ceilings, floors, and other structural necessities. We draw on contractors and subcontractors with home building experience and manage the work performed through on-site foremen.

There are generally two parts to the restoration industry, remediation (or mitigation) and reconstruction. As the name implies, remediation means stopping or reducing further losses. It includes such services as water extraction and smoke removal, and is often limited to working with a structure’s interior and its contents. The reconstruction side of the business involves demolition and replacement of damaged structural components. Since the restoration industry is a relationship driven business, we have consistently followed a marketing approach of building relationships with contractors, local municipal leaders, and insurance companies. Securing contracts on losses not involving existing relationships often involves following storms and/or other natural disasters. We continue to follow traditional methods for obtaining restoration work. We compete for restoration contracts at loss locations. We use a variety of techniques to determine where there are losses from fire, wind, storm etc. and to position ourselves to be in contact with the decision maker on each loss.

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

In general terms, mold is commonly identified as a black mossy fungus that grows in dark and non-lit areas of walls and floors and ceilings which are exposed to moisture. More technically, mold is a life form that thrives on water and can grow at relative humidity of above 60%. Molds produce tiny spores that reproduce and float through the air both inside and outside. These spores give off by-products such as volatile organic compounds and mycotoxins. Mycotoxins are naturally occurring substances produced by fungi as a secondary metabolite that typically affords the organism survival. Exposure to these spores has shown to cause a variety of health problems and allergic reactions. When mold spores land on a damp surface indoor, they may begin growing and digesting whatever they land on in order to survive. This can be wood, paper, carpet or foods. If the mold continues to grow un-addressed, a problem with mold can result and cause a situation where it has to be removed, often through demolition of the substance it is growing on.

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

OUR QUALIFICATIONS

We presently have several certification and licenses pertinent to our industry and anticipate qualifying for the new license without further issues since we already have all the qualifications as outlined in Legislative Update on HB 329, the act that relates to Texas state regulation of mold assessors and remediators, which can be seen at . The licenses we currently hold are:

Institute of Inspection, Cleaning and Restoration

IIRC - Carpet Cleaning

IIRC - Upholstery & Fabric Cleaning

IIRC - Journeyman Textile Cleaner

IIRC - Odor Control

GEBCO Associates:

Mold Remediation Contractor

Certificate No. 05077

Texas Department of Health Services:

Mold Remediation Contractor

License No. MRC0329

RESULTS FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

Our fiscal quarter ended on March 31, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2008, was $9,766 compared with revenues for the three months ended March 31, 2007 of $13,256.  The decrease is attributed to a reduction in the Home Remediation business.

EXPENSES. Total expenses excluding depreciation for the three months ended March 31 2008, were $45,356 compared with expenses for the three months ended March 31 2007 of $32,616.  The increase in expenses is due to increased consulting expenses of $25,000 for business development and strategy.  Direct costs reduced $15,684 due the lower sales and product mix helping to off-set the increase in consulting fees. Depreciation expense for the three month periods ended March 31, 2008 and 2007 was $2,014 and $7,483 respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31 2008 was $38,180 compared to a net loss of $26,489 for the three months ended March 31 2007.  The increased loss was due to the aforementioned consulting fees.

LIQUIDITY AND CAPITAL RESOURCES. Remediation filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Remediation has raised funds under that registration statement at $0.50 per share, all after September 30, 2006. As of May 12, 2008, Remediation has raised an $183,475 by selling 366,950 shares.

Employees

As of March 31, 2008, the Company had one employee.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) Report on Form 8-K on January 4, 2008 and Form 8-K/A was filed on January 30, 2008 to report that shareholders approved changing our corporate name from Slopestyle Corporation to Remediation Services, Inc.

On January 30, 2008, we filed a Form 8-K/A to announce that we would trade on the Over the Counter Bulletin Board under the symbol RMST, and that our new cusip number is 75954P 102.

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

REMEDIATION SERVICES, INC.

By /s/ Reed Buley

Reed Buley, President, CFO

Date: May 20, 2008