Form 10-Q/A
period 2008-03-31
REMEDIATION SERVICES, INC.
filed 2008-05-21
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of March 31, 2008, there were 5,876,950 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        14

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                22

Item 2     Changes in Securities                                            22

Item 3     Default upon Senior Securities                                   22

Item 4     Submission of Matters to a Vote of Security Holders              22

Item 5     Other Information                                                22

Item 6     Exhibits and Reports on Form 8-K                                 22

REMEDIATION SERVICES, INC.

 BALANCE SHEET

As of March 31, 2008 and December 31, 2007

(Unaudited)

ASSETS	March 31, 2008	December 31, 2007

Current assets
Cash	$ 7,493	$ 84,503
Receivables – Trade (net of allowance of $1,851 and $1,851)	2,306	55
Receivables – Related Parties	6,000	6,000
Total current assets	15,799	90,558

Property and equipment, net of accumulated depreciation and amortization of $68,273 and $64,259	14,175	16,189

Other assets
Property held for investment	72,584	0
Total other assets	72,584	0
TOTAL ASSETS	$ 102,558	$ 106,747

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities
Accounts payable	$ 6,758	$ 623
Accounts payable – Related Parties	18,537	4,500
Note payable	27,500	0
Due to related party	6,976	20,657
Total liabilities	59,771	25,780

Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 5,876,950 and 5,876,950 shares issued and outstanding	5,877	5,877
Additional paid in capital	252,248	252,248
Accumulated deficit	(215,338)	(177,158)
Total Stockholders’ Equity	42,787	80,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 102,558	$ 106,747

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

See Accompany Notes to Financial Statements

REMEDIATION SERVICES, INC.

STATEMENTS OF CASH FLOWS

The Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (38,180)	$ (26,489)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	2,014	7,483
Change in assets and liabilities:
Decrease in accounts receivable	(2,250)	(56)
Advance – related party	0	10,764
Increase (Decrease) in accounts payable Decrease in due from related parties	20,171 (13,681)	(32,991) 0
Increase in advances	0	(20,000)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(31,926)	(67,669)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property for investment	(72,584)	(59,068)
CASH FLOWS (USED) IN INVESTING ACTIVITIES	(72,584)	(59,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term mortgage	27,500	0
Sale of common stock for cash	0	25,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,500	25,700

NET DECREASE IN CASH	(77,010)	(101,037)

Cash, beginning of period	84,503	131,402
Cash, end of period	$ 7,493	$ 30,365

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2008 are as follows:

Vans	$27,558
Equipment in Vans	27,146
Computer	2,249
Trailer	1,977
Leasehold Improvements	21,518
Less: Accumulated Depreciation and Amortization	(66,273)

Total Fixed Assets	$14,175

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

3/31/08
Deferred tax assets attributable to:
Prior years	$46,527
Tax benefits for current year	9,545

Total Deferred Tax Benefit	$56,072

Net Deferred Tax Benefit	$0

3/31/08
Deferred tax assets attributable to:
Accounts Payable	$(1,267)

Total Deferred Tax Benefit	$(1,267)

Less Valuation Allowance	$(57,339)

Net Deferred Tax Benefit	$0

NOTE 6 – (CONTINUED)

Components of the current provision (benefit) for taxes on income for the current year are as follows:

3/31/08

Income tax before extraordinary item:
Tax benefit on current year operations	$(9,527)
Tax attributable to:
Items with timing differences	(1,267)
Less: Valuation Allowance	10,794

Net Provision (Benefit)	$0

The realization of deferred tax benefits is contingent upon future earnings and therefore, is fully reserved at March 31, 2008.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space under a one year lease which expires in December 2008 and a truck which expires during 2009.   Future minimum rental obligations at March 31, 2008 are as follows:

Year Ended
2008	$11,127
2009	$3,754
2010 and After	0

Totals	$15,001

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

Date: May 21, 2008