Form 10-Q
period 2008-06-30
REMEDIATION SERVICES, INC.
filed 2008-08-18
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of July 30, 2008, there were 5,876,950 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	14

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	18

REMEDIATION SERVICES, INC.
 Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$16,377	$84,503
Accounts Receivable – Net of Allowance of $1,850 and $1,851 at June 30, 2008 and December 31, 2007, respectively	606	55
Accounts Receivable – Related Parties	5,298	6,000
Total Current Assets	22,281	90,558

Fixed assets:
Equipment	58,930	58,930
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(68,287)	(64,259)
Total Fixed Assets	12,161	16,189

Other Assets:
Property Held for Remediation	69,450	0

Total Other Assets	69,450	0

Total Assets	$103,892	$106,747

Liabilities and Shareholders’ Equity/(Deficit)

Current Liabilities
Accounts Payable	$1,160	$623
Accounts Payable – Related Parties	4,500	4,500
Note Payable – Related Party	26,000	0
Due to Related Parties	21,828	20,657
Total liabilities (all current)	53,488	25,780

Shareholders’ Equity/(Deficit):
Preferred Stock, $.001 par value, 25,000,000 shares authorized, 0 issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,876,500 and 5,876,500 shares issued and outstanding respectively	5,877	5,877
Additional Paid in Capital	252,248	252,248
Accumulated Deficit	(207,721)	(177,158)
Total Shareholders’ Equity/(Deficit)	50,404	80,967
Total Liabilities and Shareholder’ Equity/(Deficit)	$103,892	$106,747

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue	$122,522	$87,751	$132,288	$101,007

Operating Expenses:
Direct Labor and Other Direct Costs	108,925	82,188	122,818	111,765
Depreciation and Amortization	2,014	7,483	4,028	14,966
General and Administrative	3,208	18,984	34,671	22,023
Total Operating Expenses	114,147	108,655	161,517	148,754

Net Operating Income (Loss)	8,375	(20,904)	(29,229)	(47,747)

Other Income (Expense)
Interest Income	0	516	0	870
Interest Expense	(758)	0	(1,334)	0
Total Other Income (Expense)	(758)	423	(1,334)	423

Net Income (Loss)	$7,617	$(20,388)	$(30,563)	$(46,877)

Basic and Diluted Earnings (Loss) per Share	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,876,500	5,859,548	5,876,500	5,859,548

See accompanying summary of accounting policies and notes to financial statements.

	REMEDIATION SERVICES, INC.
	Consolidated Statement of Shareholders' Equity
	For the Six Months Ended June 30, 2008 (Unaudited)
	and the Year Ended December 31, 2007 (Audited)

			Additional
	Common		Paid-in	Retained
	Shares	Par	Capital	(Deficit)	Totals

Balance at January 1, 2007	5,815,550	$5,816	$221,609	$(82,300)	$145,125

Issuance of Common Stock for Cash	51,400	51	25,649		25,700
Issuance of Common Stock for Services	10,000	10	4,990		5,000

Net Loss				(94,858)	(94,858)

Balance at December 31, 2007	5,876,950	5,877	252,248	(177,158)	(80,967)

Net Loss				(30,563)	(30,563)

Balance at June 30, 2008	5,876,950	$5,877	$252,248	$(207,721)	$50,404

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,563)	$(46,877)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	4,028	14,966
Change in assets and liabilities:
Increase in Accounts Receivable:	(550)	(55)
Decrease in Accounts Receivable – Related Parties	1,873	0
Increase in Property Held for Remediation	(69,450)	0
Increase (Decrease) in Accounts Payable	536	(31,632)
Decrease in Due From Related Parties	0	8,318
Increase in Advances	0	(20,000)
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(94,126)	(75,280)

CASH FLOWS USED IN INVESTING ACTIVITIES
Sale of Fixed Assets	0	9,219

CASH FLOWS USED IN INVESTING ACTIVITIES	0	9,219

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	26,000	0
Proceeds from Sale of Stock for Cash	0	25,700

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,000	25,700

NET INCREASE IN CASH	(68,126)	(40,361)

Cash, beginning of period	84,503	131,402
Cash, end of period	$16,377	$91,041

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,000	$0

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended June 30, 2008 and 2007 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.  Investments in subsidiaries are reported using the equity method.  The financial statements include the accounts of Carpet Star of Texas and Absolute Remediation, operating subsidiaries.

Reclassification:

Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation.  These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Notes 10 and 11 for a discussion of new accounting pronouncements.

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (:SAB 104”), “Revenue Recognition in Financial Statements”.  Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally at point of sale;
•	The price is fixed and determinable; and
•	Collectability is reasonably assured.

Accounts Receivable

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

Income Taxes:

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	Dec 31, 2007
Vans	$27,558	$27,558
Cleaning Equipment	27,146	27,146
Computer Equipment	2,249	2,249
Trailers	1,977	1,977
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(68,287)	(64,259)
Total Fixed Assets	$12,161	$16,189

Depreciation expense for the three month periods ended June 30, 2008 and 2007 was $2,014 and $7,483 respectively, and $4,028 and $14,966 for the six month periods ended June 30, 2008 and 2007 respectively.

NOTE 3 – PROPERTY HELD FOR REMEDIATION

The Company owns one residential property in Rowlett, Texas, that is being remediated, with the intension of selling it prior to the maturity of the note payable due to the related party, which is December 31, 2008.   The property was purchased for $54,000, and as of June 30, 2008, approximately $15,450 had been incurred in remediation costs.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

During the second quarter of 2008, the Company sold properties and repaid a note payable provided by a relative of the Company’s CEO.  The principal balance of $27,500 was repaid on May 1, 2008 plus interest of $1,000.

During the second quarter of 2008, the Company purchased properties with a note payable provided by a relative of the Company’s CEO.  The principal amount of $26,000 dated May 20, 2008, bears interest of 12% per annum and is due at the earlier of the sale of the property being held for remediation or December 31, 2008.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2008, there were 5,876,950 shares outstanding.

NOTE 6 – PREFERRED STOCK

On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance.    As of June 30, 2008, no preferred shares were outstanding.

NOTE 7– INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2008 are as follows:

June 30, 2008
Deferred tax assets attributable to:
Prior years	$46,527
Tax benefit (liability) for current year	7,641
Total Deferred Tax Benefit	$54,168
Valuation allowance	(54,168)
Net Deferred Tax Benefit	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

June 30, 2008
Income tax before extraordinary item:	$0
Tax (benefit) liability on current year operations	(7,641)
Valuation reserve	7,641
Net Provision (Benefit)	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space under a one year lease which expires in December 2008 and a truck which expires during 2009.   Future minimum rental obligations at June 30, 2008 are as follows:

Year Ended
2008	$7,418
2009	3,754
2010 and After	0
TOTALS	$11,172

Rent expense was $3,709 and $1,950 for the three month periods ended June 30, 2008 and 2007, respectively.  Rent expense was $7,418 and $3,900 for the six month periods ended June 30, 2008 and 2007.  The Company leases both the warehouse and the truck from the spouse of the Company’s CEO, who is also a shareholder.

NOTE 9 – RELATED PARTY TRANSACTIONS

Warehouse space and a truck are rented from the CEO’s spouse, who is also a shareholder of the Company at fair market value.

The Company’s CEO owes the Company $6,000 at June 30, 2008 for the down payment on a personal asset.

The Company owes the Company’s CEO $6,543 at June 30, 2008 for operating expenses paid on the Company’s behalf.

See Note 4 for notes payable from related parties.

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

In June 2006, the FASB issued  Interpretation  No. 48 ("FIN No. 48"),  Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109,  Accounting for Income Taxes.  The  Interpretation  provides a  recognition  threshold  and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than  not  that  the tax  position  will be sustained  on examination  by the taxing  authorities,  based on the  technical  merits of the position.  The tax benefits recognized in the financial statements from such a position should be  measured  based on the largest benefit  that has a greater likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We do not expect FIN No. 48 to have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 11 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

NOTE 11 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of June 30, 2008, the Company did not have any financial instruments that met Level 1 or Level 2 inputs.   The book value of Company’s  Level 3 financial instruments all approximate fair value, due to the short term nature of these instruments.

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

Restoration:

•
Hurricanes, tornadoes, hail storms, floods and fires, along with a host of other natural and man-made perils, combine to generate a year-round stream of potential customers without regard for the state of the economy

•
We generate revenue through a number of strategies. These strategies include referrals by insurance companies, relationships with general contractors, and relationships with local business and municipal leaders.

•
Our restoration business concentrates on the restoration of single and multi-family dwellings that can be restored through the contracting with local contractors and subcontractors. We have made the strategic decision to focus our restoration business on moderately to substantially damaged structures, staying away from “total loss” situations as defined by insurance companies. This strategy allows us to more quickly restore structures.   This strategy allows us to either contract with the home owner or purchase of the home.

•	Home restoration typically involves the replacement of structural components, specifically, load bearing beams, walls, roofs, ceilings, floors, and other structural necessities.

Remediation:

•	When mold in a structure has been identified, the basic concepts of cleaning are no longer pertinent and restoration is necessary.
o	Identify and stop the moisture source
o	Dry the area
o	Perform remediation (this may consist of either the removal of or cleaning of water damaged and/or mold damaged materials)

Specialty Rug Cleaning:

•
The Company also provides services for specialty rug cleaning. Rugs are highly susceptible to damage due to water, fire, or general dirty conditions. The first step in the cleaning process is to know what you are cleaning and what damage the object has sustained. We perform a fiber ID test to determine the content of the rug. This is because different fibers and materials require different cleaning solutions

Government Regulation

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

Institute of Inspection, Cleaning and Restoration
•	IIRC - Carpet Cleaning
•	IIRC - Upholstery & Fabric Cleaning
•	IIRC - Journeyman Textile Cleaner
•	IIRC - Odor Control
GEBCO Associates:
•	Mold Remediation Contractor	Certificate No. 05077
Texas Department of Health Services:
•	Mold Remediation Contractor	License No. MRC0329

RESULTS FOR THE QUARTER ENDED June 30, 2008

Our quarter ended on June 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the second calendar  quarter for 2008 for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2008, was $122,522 compared to $87,751 for the period ended June 30, 2007.   Revenue for the six months ended June 30, 2008 was $132,288 compared to $101,007 for the six months ended June 30, 2007.  The increase in revenue in both periods is attributed to the increase in remediation revenue where the Company buys a house, completes the remediation process, prepares the house for sale, and sells the house.  This accounted for $110,000 in both periods in 2008 versus $76,000 in 2007.  This increase was partially off-set by lower revenue from standard remediation services.

OPERATING EXPENSES. Total  operating expenses for the three months ended June 30, 2008, were $112,133 compared to expenses for the period ended June 30, 2007 of $101,172.  The increase is attributed to the increase in direct costs related to the remediation revenue referenced above.  This accounted for $83,000 of cost in 2008 and $68,000 for both periods in 2007.  This was partially off-set by a decrease in advertising expenses ($9,000) and General & Administration ($6,000) due to implemented cost reductions.  The above expenses do not include depreciation and amortization expense which was $2,014 and $7,483 for the three months ended June 30, 2008 and 2007, respectively.  Total operating expenses for the six months ended June 30, 2008 were $157,489 compared to expenses for the period ended June 30, 2007 of $133,788.  The increase is attributed to the increase in direct costs related to the remediation mentioned above.  Additional expense increases resulted from increased consulting expenses of $25,000 for business development and strategy; this was partially offset by a decrease in advertising of $8,000.   The above expenses do not include depreciation and amortization expense which was $4,028 and $14,966 for the six months ended June 30, 2008 and 2007, respectively.

NET INCOME (LOSS). Net income for the three months ended June 30, 2008 was $7,617 compared to a net loss of $20,388 for the three months ended June 30, 2007.   The increase in revenue in 2008 coupled with cost savings drove the positive income results versus 2007.  Net loss for the six months ended June 30, 2008 was $30,563 compared to $46,877 the three months ended June 30, 2007.  The aforementioned increase/decrease in expenses more than off-set the increase in sales revenue.

LIQUIDITY AND CAPITAL RESOURCES. Remediation filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Remediation has raised funds under that registration statement at $0.50 per share, all after September 30, 2006. As of August 5, 2008, Remediation has raised an $183,475 by selling 366,950 shares.

Employees

At June 30, 2008, the Company had one employee.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital available to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

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

Date: August 14, 2008