Form 10-Q
period 2008-09-30
REMEDIATION SERVICES, INC.
filed 2008-11-19
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 5,876,950 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

		Page
	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation	15

	PART II OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	19

REMEDIATION SERVICES, INC.
 Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$4,622	$84,503
Accounts Receivable – Net of Allowance of $350 and $1,850	7,983	55
Accounts Receivable – Related Parties	0	6,000
Total Current Assets	12,605	90,558

Fixed assets:
Equipment	58,930	58,930
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(70,301)	(64,259)
Total Fixed Assets	10,147	16,189

Other Assets:
Property Held for Remediation	69,450	0

Total Other Assets	69,450	0

Total Assets	$92,202	$106,747

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$1,739	$623
Accounts Payable – Related Parties	7,500	4,500
Customer Deposits	3,500	0
Note Payable – Related Party	26,000	0
Due to Related Parties	26,282	20,657
Total Liabilities (All Current)	65,021	25,780

Shareholders’ Equity/(Deficit):
Preferred Stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,876,500 and 5,876,500 shares issued and outstanding respectively	5,877	5,877
Additional Paid in Capital	252,248	252,248
Accumulated Deficit	(230,944)	(177,158)
Total Shareholders’ Equity	27,181	80,967
Total Liabilities and Shareholder’ Equity	$92,202	$106,747

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue	$10,950	$14,516	$143,238	$115,523

Operating Expenses:
Direct Labor and Other Direct Costs	22,064	12,068	144,882	123,833
Depreciation and Amortization	2,014	6,561	6,042	21,527
General and Administrative	9,314	12,290	43,985	34,313
Total Operating Expenses	33,392	30,919	194,909	179,673

Net Operating Income (Loss)	(22,442)	(16,403)	(51,671)	(64,150)

Other Income (Expense)
Interest Income	0	0	0	593
Interest Expense	(781)	(277)	(2,115)	0
Total Other Income/(Expense)	(781)	(277)	(2,115)	593

Net Income (Loss)	$(23,223)	$(16,680)	$(53,786)	$(63,557)

Basic and Diluted Earnings (Loss) per Share	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,876,950	5,867,602	5,876,950	5,862,262

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. Consolidated Statement of Shareholders' Equity For the Nine Months Ended September 30, 2008 (Unaudited) and the Year Ended December 31, 2007

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2007	5,815,550	$5,816	$221,609	$(82,300)	$145,125

Issuance of Common Stock for Cash	51,400	51	25,649		25,700
Issuance of Common Stock for Services	10,000	10	4,990		5,000

Net Loss				(94,858)	(94,858)

Balance at December 31, 2007	5,876,950	5,877	252,248	(177,158)	80,967

Net Loss				(53,786)	(53,786)

Balance at September 30, 2008	5,876,950	$5,877	$252,248	$(230,944)	$27,181

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,786)	$(63,577)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	6,042	21,527
Common Stock Issued for Services	0	5,000
Change in Assets and Liabilities:
Increase in Accounts Receivable:	(7,928)	(2,131)
Decrease in Accounts Receivable – Related Parties	6,000	0
Increase in Property Held for Remediation	(69,450)	(106,896)
Increase in Customer Deposits	3,500	0
Increase (Decrease) in Accounts Payable	4,116	(30,202)
Increase in Due From Related Parties	5,625	8,592
Increase in Advances	0	(20,000)
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(105,881)	(187,667)

CASH FLOWS USED IN INVESTING ACTIVITIES
Sale of Fixed Assets	0	9,219

CASH FLOWS USED IN INVESTING ACTIVITIES	0	9,219

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	26,000	30,000
Proceeds from Sale of Stock for Cash	0	25,700

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,000	55,700

NET INCREASE IN CASH	(79,881)	(122,748)

Cash, beginning of period	84,503	131,402
Cash, end of period	$4,622	$8,654

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,000	$0

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Remediation Services, Inc. (herein referred to as “the Company” or “RMI”) operated during 2007 under the names Slopestyle Corporation, Carpet Star of Texas and Absolute Remediation as a carpet cleaning, home restoration, and mold remediation business for residential and commercial real estate.  The company is located in Wylie, Texas and was incorporated on September 30, 1999 under the laws of the State of Texas.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2008 and 2007 have been made.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”.  Revenue will be recognized only when all of the following criteria have been met:

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

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the three and nine months ended September 30, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	Dec 31, 2007
Vans	$27,558	$27,558
Cleaning Equipment	27,146	27,146
Computer Equipment	2,249	2,249
Trailers	1,977	1,977
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(70,301)	(64,259)
Total Fixed Assets	$10,147	$16,189

Depreciation expense for the three month periods ended September 30, 2008 and 2007 was $2,014 and $6,561 respectively, and $6,042 and $21,527 for the nine month periods ended September 30, 2008 and 2007 respectively.

NOTE 3 – PROPERTY HELD FOR REMEDIATION

The Company owns one residential property in Rowlett, Texas, that is being remediated, with the intension of selling it prior to the maturity of the note payable due to the related party on December 31, 2008.   The property was purchased for $54,000, and as of September 30, 2008, approximately $15,460 had been incurred in remediation costs.

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

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2008, there were 5,876,950 shares outstanding.

NOTE 6 – PREFERRED STOCK

On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance.    As of September 30, 2008, no preferred shares were outstanding.

NOTE 7– INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2008 are as follows:

September 30, 2008
Deferred tax assets attributable to:
Prior years	$46,527
Tax benefit (liability) for current year	13,447
Total Deferred Tax Benefit	$59,974

Valuation allowance	(59,974)
Net Deferred Tax Benefit	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

September 30, 2008
Income tax before extraordinary item:	$0
Tax (benefit) liability on current year operations	(13,447)
Valuation reserve	13,447
Net Provision (Benefit)	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2008.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space under a one year lease which expires in December 2008 and a truck which expires during 2009.   Future minimum rental obligations at September 30, 2008 are as follows:

Year Ended December 31:
2008	$3,709
2009	3,754
2010 and After	0
TOTALS	$7,463

Rent expense was $3,709 and $1,950 for the three month periods ended September 30, 2008 and 2007, respectively.  Rent expense was $11,127 and $5,850 for the nine month periods ended September 30, 2008 and 2007.  The Company leases both the warehouse and the truck from the spouse of the Company’s CEO, who is also a shareholder.

NOTE 9 – RELATED PARTY TRANSACTIONS

Warehouse space and a truck are rented from the CEO’s spouse, who is also a shareholder of the Company at fair market value.

See Note 4 for notes payable to related parties.

NOTE 10 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

In June 2006, the FASB issued  Interpretation  No. 48 ("FIN No. 48"),  Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109,  Accounting for Income Taxes.  The  Interpretation  provides a  recognition  threshold  and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than  not  that  the tax  position  will be sustained  on examination  by the taxing  authorities,  based on the  technical  merits of the position.  The tax benefits recognized in the financial statements from such a position should be  measured  based on the largest benefit  that has a greater likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for us beginning July 1, 2007. and  it did not  have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 12 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 12 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.   Based on the Company’s industry, the issuance of this guidance should not have a significant impact on the Company’s financial statements.

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

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on its results of operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

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

As of September 30, 2008, the Company did not have any financial instruments that met Level 1 or Level 2 inputs.   The book value of Company’s  Level 3 financial instruments all approximate fair value, due to the short term nature of these instruments.

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

RESULTS FOR THE QUARTER ENDED September 30, 2008

Our quarter ended on September 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the second calendar  quarter for 2008 for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2008, was $17,350 compared to $14,516 for the period ended September 30, 2007.   Revenue for the nine months ended September 30, 2008 was $149,638 compared to $115,523 for the nine months ended September 30, 2007.  The increase in revenue in the three month period is attributable to rental income of $1,900 and a small ($1,000) increase in the carpet cleaning egment.  The increase in the nine month period is attributed to the increase in remediation revenue where the Company buys a house, completes the remediation process, prepares the house for sale, and sells the house.  This accounted for $110,000 in in 2008 versus $76,000 in 2007.  This increase was partially off-set by lower revenue from standard remediation services.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2008, were $23,128 compared to expenses for the period ended September 30, 2007 of $24,358.  The decrease is attributed to the reduction in contract services of $5,000 that were partially off-set by increased accounting / audit fees of $4,000.  The above expenses do not include depreciation and amortization expense which was $2,014 and $6,561 for the three months ended September 30, 2008 and 2007, respectively.  Total operating expenses for the nine months ended September 30, 2008 were $180,617 compared to the nine months ended September 30, 2007 of $158,146.  The increase is attributed to the cost of remediation on homes purchased to remediate” this accounted for $83,000 of cost in 2008 and $68,000 in 2007.  Additional expense increases resulted from increased consulting expenses of $25,000 for business development and strategy; this was partially offset by a decrease in advertising of $8,000.   The above expenses do not include depreciation and amortization expense which was $6,042 and $21,527 for the nine months ended September 30, 2008 and 2007, respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2008 was $8,573 compared to a net loss of $16,680 for the three months ended September 30, 2007.   The increase in revenue in 2008 coupled with cost savings drove the reduced loss results versus 2007.  Net loss for the nine months ended September 30, 2008 was $44,755 compared to $63,557 the nine months ended September 30, 2007.  The aforementioned increase/decrease in expenses more than off-set the increase in sales revenue.

LIQUIDITY AND CAPITAL RESOURCES.  Remediation filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Remediation has raised funds under that registration statement at $0.50 per share, all after September 30, 2006.  As of October 31, 2008, Remediation has raised $183,475 by selling 366,950 shares.

Employees

At September 30, 2008, the Company had one employee.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE
Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

•	In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

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

Date: November 17, 2008