Form 10-K
period 2008-12-31
REMEDIATION SERVICES, INC.
filed 2009-03-30
CIK 1353386

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2008

REMEDIATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-52235	75-2834498
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification

1111 Hughes Court Wylie, Texas 75098
(Address of principal executive offices (zip code))

(972) 442-4314
 (Registrant’s telephone number, including area code)

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008:
$101,738.

Shares of common stock outstanding at December 31, 2008:    5,906,950

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

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

ITEM 1.                      DESCRIPTION OF BUSINESS

We were incorporated on June 25, 1999 as Slopestyle Corporation in the State of Texas and redomiciled to become a Nevada corporation on December 12, 2007 and renamed Remediation Services, Inc. (herein referred to as “Remediation”, “the Company”, “We” or “Us”.)    Our executive offices are located at 1111 Hughes Court, Wylie, Texas. We are engaged in the home restoration and mold remediation business.

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

The Company performs three types of services:  restoration, remediation and specialty rug cleaning.     The following describes each of these services:

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

•
Identify and stop the moisture source. Examples of sources can be roof leaks, condensation pan or drain line leaks, plumbing leaks, sewage line leaks, shower pan leaks, wall leaks, especially around windows, found water leaks, improper insulation associated with HVAC systems, or any other source found to cause elevated moisture or humidity levels.

•
Dry the area. Until the building materials are dried to acceptable levels, mold will still likely grow. The drying process should be done in a manner not to cause the spread of mold spores or spread molds to other parts of the building not previously affected by the water or moisture problem. The drying industry should be referenced for proper drying techniques.

•
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
o
Final Clearance Tests – Upon completion of the remediation phase a new series of tests must be completed to assess successful elimination of the source of toxins, allergens, and other IAQ problems. Surface testing with either bulk tape or bulk scraping would show no active fungal presence. Air testing (total bio-aerosol collections) should show similar indoor/outdoor populations. Passing this test is required prior to moving into the reconstruction phase.

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

In general terms, mold is commonly identified as a black mossy fungus that grows in dark and non-lit areas of walls and floors and ceilings which are exposed to moisture. More technically, mold is a life form that thrives on water and can grow at relative humidity of above 60%. Molds produce tiny spores that reproduce and float through the air both inside and outside. These spores give off by-products such as volatile organic compounds and mycotoxins. Mycotoxins are naturally occurring substances produced by fungi as a secondary metabolite that typically affords the organisms’ survival. Exposure to these spores has shown to cause a variety of health problems and allergic reactions. When mold spores land on a damp surface indoor, they may begin growing and digesting whatever they land on in order to survive. This can be wood, paper, carpet or foods. If the mold continues to grow un-addressed, a problem with mold can result and cause a situation where it has to be removed, often through demolition of the substance it is growing on.

Specialty Rug Cleaning:

The Company also provides specialty rug cleaning services. Rugs are highly susceptible to damage due to water, fire, or general dirty conditions. The first step in the cleaning process is to know what you are cleaning and what damage the object has sustained. We perform a fiber ID test to determine the content of the rug. This is because different fibers and materials require different cleaning solutions. Additionally, rugs with cotton fringes or wool face yearns must be cleaned differently than other fiber content rugs. The primary steps in specialized cleaning include:

•	Thorough commercial vacuum application
•	Reverse raised air-flow table treatment. Compressed air is forced through the back of the rug to remove particle matter out of the rug face.
•	A dye application to prevent color fading or running during the cleaning process.
•	Rug submersion in custom built self contained pool. Clean fresh water is constantly circulated and residue is filtered away from the pool.
•	Forced air drying process.
•	All fringes are hand treated and combed.
•	Rug is placed in our drying house and subsequently inspected for cleanliness.

During 2008 the Company had no sales in this service segment.

BUSINESS OPERATIONS:

Restoration and Remediation:

The Company employs a strict four-step remediation process. This includes:

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

Systemic Analysis:

•	Health effects such as runny nose, eye irritation, cough, congestion, asthma aggravation, headache and fatigue.
•	Immunological effects such as allergies and lung damage.
•	Toxic effects including respiratory and eye irritations and the inability to concentrate.
•	Infectious disease such as aspergillosis.
•	Medical evaluation
•	Medical relocation

Remediation Analysis:

•	Visual Inspection
•	Bulk/Surface Sampling
•	Air Monitoring
•	Analysis of environmental samples
•	Remediation as needed. This includes small isolated areas, mid-sized isolated areas, large isolated areas, and extensive contamination remediation.
•	Demolition and removal of contaminated materials.

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

Institute of Inspection, Cleaning and Restoration (“IIRC”)”

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate and retail facilities are located in a 2,400 square foot warehouse building which we rented from the CEO’s wife at a fair market value of $650 per month during 2007.   The lease was renewed on December 20, 2007 and was extended through December 31, 2008 at a rate of $700 per month.  In 2009 the lease has resorted to a month-to-month agreement that is invoiced at $700 per month.

ITEM  3.                      LEGAL PROCEEDINGS

As of December 31, 2008, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2008, at the annual meeting of shareholders, a majority of our shareholders approved the following actions, all as proposed in our Proxy Statement:

1.	To re-elect Reed Buley as our sole director.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common  stock is currently  quoted on the  over-the-counter  Bulletin  Board under the symbol "RMSI."

The following  table sets forth the  quarterly  high and low bid prices for the common stock since the quarter  ended  March 31, 2007.  The prices set forth below represent  inter-dealer  quotations,  without retail markup,  markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended March 31, 2007	$.45	$.45
Quarter ended June 30, 2007	$.45	$.45
Quarter ended September 30,2007	$.45	$.45
Quarter ended December 31, 2007	$.45	$.45
Quarter ended March 31, 2008	$.45	$.45
Quarter ended June 30, 2008	$.45	$.45
Quarter ended September 30, 2008	$.45	$.25
Quarter ended December 31, 2008	$.25	$.25

At December 31, 2008, the closing price of the common stock was $.25 and we had approximately 67 exclusive record holders of our common stock.  This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends:
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants:
The Company has no warrants outstanding.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2008

Our fourth fiscal quarter and fiscal year ended on December 31, 2008.

REVENUE:  Revenue for the year ended December 31, 2008, was $159,261 compared with revenues for the twelve months ended December 31, 2007 of $258,328. The decrease in revenue was due to an increase in the number of properties held for remediation that were capitalized on the balance sheet at December 31, 2008 ($155,401) versus December 31, 2007 ($0).  During 2008 remediated and sold properties generated revenue of $116,079 versus revenue of $211,400 during 2007.  During 2008, there was one such project completed and sold, while in 2007 there were two.

DIRECT COSTS: Direct costs were $131,177 for the year ended December 31, 2008 compared to $262,694 for the same period in 2006. The decrease in cost of sales is related to reduction of properties held for remediation that were sold in 2008 (one) versus 2007 (two).   Margins remained consistent at approximately 31%.

EXPENSES. Total expenses without depreciation for the year ended December 31, 2008 were $114,259 compared with expenses for the year ended December 31, 2007 of $61,749. The expense increase was mainly due to three significant components: first, a dispute with an advertising company was settled and $33,000 was charged to expense; two, increased professional fees of $7,000 for business consulting; and three, increased audit fees versus 2007.  This is exclusive of depreciation expense, which was and $7,332 and $28,450 for the twelve months ended December 31, 2008 and 2007 respectively.

NET INCOME (LOSS). Net loss for the year ended December 31, 2008 was $97,314 compared to a net loss of $94,858 for the year ended December 31, 2007.  The loss remained flat, although costs were up significantly, due to the improved performance of the Carpet Cleaning business (net improvement of $24,000).

LIQUIDITY AND CAPITAL RESOURCES. The Company filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and the Company  has raised funds under that registration statement at $0.50 per share, since September 30, 2006. As of December 31, 2008, the Company  has raised $183,475 by selling 366,950 shares. As of December 31, 2008, our cash balance was $8,147.

ITEM 7A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-14 of this report.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Reed T, Buley	50	Director, President, Secretary and Director

Background of the Director and Executive Officer:

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2008 and 2007 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
Reed T. Buley	Director, President, Secretary and Director	2008: $30,863 2007: $15,499

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2008 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Director	Reed T. Buley	5,000,000	84.65%

Shareholder	Southern Fiduciary Financial, Inc. *	500,000	8.46%

* Shirley Reynolds is the beneficial owner of Southern Fiduciary Financial, Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the following are agreements or proposed transactions, whether direct or indirect, with related parties:

•	Warehouse space and a truck are rented from the CEO’s wife, who is also a shareholder of the Company at fair market value.
•	The Company owes the Company’s CEO $12,648 at December 31, 2008 for operating expenses paid on the Company’s behalf.

There are no other agreements or proposed transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 was $14,500 and in 2007 was $14,000.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors, which are included in the Audit fees above, for the review of the quarterly unaudited financial statements included in the registrant’s Form 10-Q were approximately $2,000 per quarter.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to the Consolidated Financial Statements

(b) The Company did not file any Form 8-K’s in 2008.

(c)           Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

REMEDIATION SERVICES, INC.

By: /s/    Reed T. Buley

Reed T. Buley
Chief Executive Officer & Chief Financial Officer

Dated: March 24, 2009

REMEDIATION SERVICES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Remediation Services, Inc.
Wylie, Texas

We have audited the accompanying consolidated balance sheets of Remediation Services, Inc. (formerly Slopestyle Corporation) as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Remediation Services, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remediation Services, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

March 5, 2009

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$8,147	$84,503
Accounts Receivable, Net of Allowance
for Doubtful Accounts of $8,676 and $1,851	200	55
Due From Related Party	0	6,000
Total Current Assets	8,347	90,558

Fixed Assets, Net of Accumulated Depreciation of $71,591 and $64,259	8,857	16,189

Property Held for Remediation	155,401	0

TOTAL ASSETS	$172,605	$106,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$9,621	$623
Accounts Payable - Related Parties	0	4,500
Accrued Expenses	20,563	0
Due to Related Parties	17,632	20,657
Customer Deposit	3,500	0
Notes Payable	41,000	0
Current Portion of Mortgage Payable	3,519	0
Total Current Liabilities	95,835	25,780
		0
Long Term Liabilities
Mortgage Payable	83,117	0
Total Long Term Liabilities	83,117	0
Total Liabilities	178,952	25,780

Stockholders' Equity
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
5,906,950 and 5,876,950 shares issued and outstanding	5,907	5,877
Additional Paid-In Capital	262,218	252,248
Retained Earnings (Deficit)	(274,472)	(177,158)
Total Stockholders' Equity (Deficit)	(6,347)	80,967

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,605	$106,747

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

REVENUE	$159,261	$258,328
DIRECT COSTS	131,177	262,694
GROSS MARGIN (DEFICIT)	28,084	(4,366)

OPERATING EXPENSES
Advertising	3,019	13,210
Labor	19,613	0
General and Administrative	91,629	48,539
Depreciation and Amortization	7,332	28,450
TOTAL OPERATING EXPENSES	121,593	90,199

NET OPERATING (LOSS)	(93,509)	(94,565)

OTHER INCOME (EXPENSE)
Gain on Sale of Fixed Assets	0	326
Interest Income	119	881
Interest Expense	(3,924)	(1,500)
TOTAL OTHER INCOME (EXPENSE)	(3,805)	(293)

NET (LOSS) BEFORE INCOME TAXES	(97,314)	(94,858)

Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	$(97,314)	$(94,858)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	5,878,454	5,865,964
Income (Loss) for Common Stockholders	$(0.02)	$(0.02)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional	Retained
	Shares	Amount	Paid-In Capital	Earnings (Deficit)	Totals

Stockholders' Equity, January 1, 2007	5,815,550	$5,816	$221,609	$(82,300)	$145,125

Issuance of Common Stock
for Cash	51,400	51	25,649	0	25,700

Issuance of Common Stock
for Services	10,000	10	4,990	0	5,000

Net (Loss)	0	0	0	(94,858)	(94,858)

Stockholders' Equity, December 31, 2007	5,876,950	$5,877	$252,248	$(177,158)	$80,967

Issuance of Common Stock
for Cash	10,000	10	4,990	0	5,000

Issuance of Common Stock
for Services	20,000	20	4,980	0	5,000

Net (Loss)				(97,314)	(97,314)

Stockholders' Equity (Deficit),
December 31, 2008	5,906,950	$5,907	$262,218	$(274,472)	$(6,347)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(97,314)	$(94,858)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Gain on Sale of Company Vans	0	(326)
Issuance of Common Stock for Services	5,000	5,000
Depreciation and Amortization	7,332	28,450
(Increase) in Accounts Receivable	(145)	(55)
Decrease in Receivable from Related Parties	6,000	0
Increase (Decrease) in Accounts Payable	8,998	(34,748)
Increase (Decrease) in Accounts Payable - Related Parties	(4,500)	4,500
Increase (Decrease) in Due to Related Parties	(3,025)	9,893
Increase in Customer Deposit	3,500	0
Increase in Accrued Expenses	20,563	0
Net Cash (Used) by Operating Activities	(53,591)	(82,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Company Vans	0	9,545
Purchase of Properties Held for Remediation	(126,000)	0
Capital Expenditures on Properties Held for Remediation	(29,401)	0
Net Cash Provided (Used) by Investing Activities	(155,401)	9,545

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	5,000	25,700
Proceeds from Notes Payable	41,000	0
Proceeds from Mortgages Payable	87,200	0
Principal Payment on Mortgages Payable	(564)	0
Net Cash Provided by Financing Activities	132,636	25,700

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,356)	(46,899)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	84,503	131,402

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,147	$84,503

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$979	$0
Non-Cash Investing Activities:
Stock issued for Services	$5,000	$5,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Remediation Services, Inc. (herein referred to as “the Company” or “RMI”) operated during 2007 under the names Slopestyle Corporation, Carpet Star of Texas and Absolute Remediation as a carpet cleaning, home restoration, and mold remediation business for residential and commercial real estate.  The company is located in Wylie, Texas and was incorporated on June 30, 1999, under the laws of the State of Texas.

On December 12, 2007, the Company changed its name from Slopestyle Corporation to Remediation Services, Inc. and re-domiciled from Texas to Nevada.

During 2008, the Company purchased three properties which are being held for investment.  The Company is making the necessary improvements for the properties to be leased and/or sold.  One property was purchased and sold during the year.

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

Fair Value of Financial Instruments:

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturities of these instruments.  The carrying amount of the Company’s marketable securities and accounts payable approximate fair value due to the stated interest rates approximating market rates.

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company incurred bad debt expense of $6,825 and $0 in 2008 and 2007, respectively.

Fixed Assets:

Fixed Assets are depreciated over their useful lives.  Depreciation is calculated on a straight-line basis over five to seven years. Repairs and maintenance is charged to expense as incurred.

Property Held for Remediation:

Property held for remediation is carried at historical cost. Additional expenditures for the purpose of preparing the property for sale are capitalized.  Properties held for sale are not depreciated. The Company evaluates the total basis of each property for impairment.

Revenue Recognition:

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;
•	The price is fixed and determinable; and
•	Collectability is reasonably assured.

Direct Costs:

Types of costs included in Direct Costs are:

•	Carrying value of real estate sold
•	Equipment expense
•	Vehicle expense

Advertising Costs

The Company incurred $3,019 and $13,210 advertising costs for the years ended December 31, 2008 and 2007, respectively.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Recent Accounting Pronouncements:

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Vans	$27,558	$27,558
Equipment in Vans	27,164	27,146
Computer	2,249	2,249
Trailer	1,977	1,977
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation and Amortization	(71,591)	(64,259)

Total Fixed Assets	$8,857	$16,189

Depreciation and amortization expense was $7,332 and $28,450 for the years ended December 31, 2008 and 2007, respectively.

NOTE 3 – PROPERTY HELD FOR REMEDIATION

During 2008, the Company sold one property held for remediation.  The contract sales price was $104,200, which is included in revenue, with direct costs of $72,584.

During 2008, the Company purchased three residential properties. The properties are recorded at historical cost.

At December 31, 2008, the Property Held for Remediation included the following:

Purchase Price	$126,000
Capital Improvements	29,401

Total Property Held for Remediation	$155,401

The properties are not depreciated during the time they are held for remediation.

The Company currently has a one year lease agreement and an Option Contract for Sale and Purchase on one of the properties.  The lease expires on August 4, 2009, and has future minimum rental payments of $7,525 due in 2009.

Pursuant to the Option Contract, the Buyer paid a $3,500 option fee to the Company. The Option expires on August 1, 2010.

NOTE 4 – NOTES AND MORTGAGE PAYABLE

During 2007, the Company purchased properties with a mortgage loan provided by the Company’s CEO.   The principal was paid in full when the property was sold in 2007.

During 2008, the Company purchased two properties with two promissory notes. Each note is payable to a related party. The notes are not secured by the properties; however, the notes will become due and payable in the event the properties are sold.

The first note has an original principal balance of $26,000. The note bears interest at 12% per annum and is due and payable on December 31, 2009. There are no payments required under the note until the maturity date. This note is classified as current due to the maturity date occurring within one year of the balance sheet date.

The second note has an original principal balance of $15,000. The note bears interest at 12% per annum and is due and payable on July 30, 2009. There are no payments required under the note until the maturity date. This note is classified as current due to the maturity date occurring within one year of the balance sheet date.

During 2008, the Company executed a mortgage payable secured by one of the properties held for investment. The original principal balance was $87,200. The mortgage bears an interest rate of 6.75% and has a fifteen year term which matures in November 2023. The mortgage requires monthly principal and interest payment of $772.  The current portion of the mortgage is $3,519.

Interest expense was $3,924 and $1,500 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5 – EQUITY

On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance. As of December 31, 2008 and 2007, 0 and 0 shares were outstanding, respectively.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2008 and 2007, there were 5,906,950 and 5,876,950 shares outstanding, respectively.

There were no stock warrants or options outstanding as of December 31, 2008 and 2007, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space under a one year lease which expires in December 2009 and a truck which expires during 2009.   Future minimum rental obligations at December 31, 2008 are as follows:

Year Ended

2009	$12,691
2010 and After	0

Totals	$12,691

Rent expense was $8,400 and $7,800 for the years ended December 31, 2008 and 2007, respectively.  The Company leases both the warehouse and the truck from the spouse of the Company’s CEO, who is also a shareholder.

During 2008, the Company executed an Option Contract for Sale and Purchase for one of the properties held for investment. The buyer paid a $3,500 deposit for the right to purchase the property for $107,500. The option expires on August 1, 2010.

Pursuant to a Settlement Agreement between Southwestern Bell Yellow Pages (“SWBYP”) and the Company’s CEO, a payment of $1,250 is required to be paid each month to satisfy amounts due to SWBYP.  The Board of Directors of the Company has agreed to assume the liability for the payment of these amounts.  During 2008, $13,750 had been paid and is included in General and Administrative Expenses.  At December 31, 2008 the balance remaining on the settlement was $19,583.  This amount is included in accrued expenses at December 31, 2008.

NOTE 7 – INCOME TAXES

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized be recorded directly to retained earnings and reported as a change in accounting principle.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss carryforward	$68,618	$44,290
Less: valuation allowance	(68,618)	(44,290)
Net deferred tax asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $274,472 at December 31, 2008, and will expire in the years 2025 through 2028.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2008.

NOTE 8 – RELATED PARTY TRANSACTIONS

Warehouse space and a truck are rented at fair market value from the CEO’s spouse, who is also a shareholder of the Company.

The Company owes the Company’s CEO $6,668 at December 31, 2008 for operating expenses paid on the Company’s behalf.

The Company owes $10,964 to a Consultant, also a shareholder at December 31, 2008 for professional fees paid on the Company’s behalf.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2008 totaling $274,472 and had negative working capital of $87,488.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2008 or so far in 2009.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing, or additional loans from Management if there is need for liquidity.   Management may also consider reducing administrative costs and suspending all bonus and incentive programs.  There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not generated from operations, financing is not available, or Management cannot loan sufficient funds, the Company may not be able to continue its operations.

Management believes that the efforts it has made to promote its operation will continue for the foreseeable future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.