Form 10-Q
period 2009-03-31
REMEDIATION SERVICES, INC.
filed 2009-05-15
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of March 31, 2009, there were 5,906,950 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

REMEDIATION SERVICES, INC. Consolidated Balance Sheets As of March 31, 2009 and December 31, 2008

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$2,138	$8,147
Accounts Receivable – Net of Allowance of $8,676 and $8,676	200	200
Total Current Assets	2,338	8,347

Fixed assets:
Equipment	58,930	58,930
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(73,623)	(71,591)
Total Fixed Assets	6,825	8,857

Other Assets:
Property Held for Remediation	165,773	155,401

Total Assets	$174,936	$172,605

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$12,000	$9,621
Accrued Expenses	18,054	20,563
Due to Related Parties	24,511	17,632
Line-of-Credit	6,000	0
Customer Deposit	3,500	3,500
Notes Payable	41,000	41,000
Current Portion of Mortgage Payable	3,579	3,519
Total Current Liabilities	108,644	95,835

Long Term Liabilities
Mortgage Payable	85,778	86,636
Less: Short Term Portion of Mortgage Payable	(3,579)	(3,519)
Total Long Term Liabilities	82,199	83,117

Total Liabilities	190,843	178,952
Shareholders’ Equity/(Deficit):
Preferred Stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,906,950 and 5,876,500 shares issued and outstanding respectively	5,907	5,907
Additional Paid in Capital	262,218	262,218
Accumulated Deficit	(284,032)	(274,472)
Total Shareholders’ Equity	(15,907)	(6,347)
Total Liabilities and Shareholder’ Equity	$174,936	$172,605

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. Consolidated Statement of Operations For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenue	$17,710	$9,766

Operating Expenses:
Direct Labor and Other Direct Costs	3,943	13,893
Depreciation and Amortization	2,031	2,014
General and Administrative	18,545	31,463
Total Operating Expenses	24,519	47,370

Net Operating Income (Loss)	(6,809)	(37,604)

Other Income (Expense)
Interest Income	3	0
Interest Expense	(2,754)	(576)
Total Other Income/(Expense)	(2,751)	(576)

Net Income (Loss)	$(9,560)	$(38,180)

Basic and Diluted Earnings (Loss) per Share	$0.00	$0.01

Weighted Average Shares Outstanding:
Basic and Diluted	5,906,950	5,867,950

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. Consolidated Statement of Shareholders' Equity For the Three Months Ended March 31,2009 (Unaudited) and the Year Ended December 31, 2008

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2008	5,876,950	$5,877	$252,248	$(177,158)	$80,967

Issuance of Common Stock for Cash	10,000	10	4,990		5,000
Issuance of Common Stock for Services	20,000	20	4,980		5,000

Net Loss				(97,314)	(97,314)

Balance at December 31, 2008	5,906,950	5,907	262,218	(274,472)	(6,347)

Net Loss				(9,560)	(9,560)

Balance at March 31, 2009	5,906,950	$5,907	$262,218	$(284,032)	$(15,907)

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,560)	$(38,180)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	2,032	2,014
Change in Assets and Liabilities:
Increase in Accounts Receivable:	0	(2,250)
Decrease in Accounts Receivable – Related Parties	0	0
Increase (Decrease) in Accounts Payable and Accrued Expense	(130)	20,171
Increase (Decrease) in Due To Related Parties	6,879	(13,681)
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(779)	(31,926)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from Line-of-Credit	6,000	0
Purchase of Properties Held for Remediation	0	(72,584)
Capital Expenditures on Properties Held for Remediation	(10,372)	0

CASH FLOWS USED IN INVESTING ACTIVITIES	(4,372)	(72,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgage Payable	0	27,500
Principal Payment on Mortgage Payable	(858)	0

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(858)	27,500

NET INCREASE IN CASH	(6,009)	(77,010)

Cash, beginning of period	8,147	84,503
Cash, end of period	$2,138	$7,493

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,754	$0

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2009 and 2008 have been made.

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

Advertising Costs:

The Company incurred $186 and $1,540 in advertising costs for the three month periods ended March 31, 2009 and 2008, respectively.

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

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There  are no provisions for current taxes due to net available opertating losses..

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years. Repairs and Maintenance are charged to expense as incurred.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the three months ended March 31, 2009 and 2008, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	Dec 31, 2008
Vans	$27,558	$27,558
Cleaning Equipment	27,146	27,146
Computer Equipment	2,249	2,249
Trailers	1,977	1,977
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(73,623)	(71,591)
Total Fixed Assets	$6,825	$8,857

Depreciation expense for the three month periods ended March 31, 2009 and 2008 was $2,032 and $2,014 respectively.

NOTE 3 – PROPERTY HELD FOR REMEDIATION

During 2008, the Company purchased three residential properties. The properties are recorded at historical cost.  At March 31, 2009, the Property Held for  Remediation included the following:

Purchase Price	$126,000
Capital Improvements	39,773

Total Property Held for Remediation	$165,773

The properties are not depreciated during the time they are held for remediation.

The Company currently has a one year lease agreement and an Option Contract for Sale and Purchase on one of the properties.  The lease expires on August 4, 2009, and has future minimum rental payments of $4,300 due in 2009 ($1,075 per month).

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

During 2008, the Company executed a mortgage payable secured by one of the properties held for investment. The original principal balance was $87,200. The mortgage bears an interest rate of 6.75% and has a fifteen year term which matures in November 2023. The mortgage requires monthly principal and interest payment of $772.  The current portion of the mortgage is $3,579.

Interest expense was $2,754 and $576 for the three month periods ended March 31, 2009 and 2008, respectively.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2009, there were 5,906,950 shares outstanding.

NOTE 6 – PREFERRED STOCK

On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance.    As of March 31, 2009, no preferred shares were outstanding.

NOTE 7– INCOME TAXES

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

Deferred tax assets at March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Net operating loss carryforward	$71,008	$68,618
Less: valuation allowance	(71,008)	(68,618)
Net deferred tax asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $284,032 at March 31, 2009, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2009.

NOTE 8 – RELATED PARTY TRANSACTIONS

Warehouse space and a truck are rented at fair market value from the CEO’s spouse, who is also a shareholder of the Company.

The Company owes the Company’s CEO $6,562 at March 31, 2009 for operating expenses paid on the Company’s behalf.

The Company owes $17,950 to a Consultant, also a shareholder at December 31, 2008 for professional fees paid on the Company’s behalf.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space under a one year lease which expires in December 2009 and a truck which expires during 2009.  Future minimum rental obligations at March 31, 2009 are as follows:

Year Ended

2009	$8,982
2010 and After	0

Totals	$8,982

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through March 31, 2009 totaling $284,032 and had negative working capital of $106,306.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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
.

RESULTS FOR THE QUARTER ENDED March 31, 2009

Our quarter ended on March 31, 2009.  Any reference to the end of the fiscal quarter refers to the end of the first  calendar quarter for 2009 for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2009, was $17,710 compared to $9,766 for the period ended March 31, 2008.   The increase in revenue in the three month period is attributable to rental income of $3,225 and an increase in the carpet cleaning ($4,700).

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2009, were $24,519 compared to expenses for the period ended March 31, 2008 of $47,370.  The decrease is attributed to the reduction in contract services and timing of audit related fees of $11,600,  labor of $6,700 and direct costs of $3,200.  The above expenses do not include depreciation and amortization expense which was $2,032 and $2,014 for the three months ended March 31, 2009 and 2008, respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2009 was $9,560 compared to a net loss of $38,180 for the three months ended March 31, 2008.   The increase in revenue in 2008 coupled with cost savings drove the reduced loss results versus 2008.

LIQUIDITY AND CAPITAL RESOURCES.  Remediation filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Remediation has raised funds under that registration statement at $0.50 per share, all after September 30, 2006.  As of March 31, 2009, Remediation has raised $188,475 by selling 376,950 shares.

Employees

At March 31, 2009, the Company had one employee.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE
Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 11, 2009