Form 10-Q
period 2009-06-30
REMEDIATION SERVICES, INC.
filed 2009-08-07
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of July 20,2009, there were 5,906,950 shares of Common Stock of the issuer outstanding.

REMEDIATION SERVICES, INC. Consolidated Balance Sheets As of June 30, 2009 and December 31, 2008

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$9,779	$8,147
Accounts Receivable – Net of Allowance of $8,676 and $8,676	1,654	200
Total Current Assets	11,433	8,347

Fixed assets:
Equipment	58,930	58,930
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(75,728)	(71,591)
Total Fixed Assets	4,720	8,857

Other Assets:
Property Held for Remediation	166,184	155,401

Total Assets	$182,337	$172,605

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$14,500	$9,621
Accrued Expenses	14,929	20,563
Due to Related Parties	36,232	17,632
Line-of-Credit	6,000	0
Customer Deposit	3,500	3,500
Notes Payable	41,000	41,000
Current Portion of Mortgage Payable	3,640	3,519
Total Current Liabilities	119,801	95,835

Long Term Liabilities
Mortgage Payable	84,906	86,636
Less: Short Term Portion of Mortgage Payable	(3,640)	(3,519)
Total Long Term Liabilities	81,266	83,117

Total Liabilities	201,067	178,952
Shareholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,906,950 and 5,876,500 shares issued and outstanding respectively	5,907	5,907
Additional Paid in Capital	262,218	262,218
Accumulated Deficit	(286,855)	(274,472)
Total Shareholders’ Equity (Deficit)	(18,730)	(6,347)
Total Liabilities and Shareholder’ Equity	$182,337	$172,605

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. Consolidated Statements of Operations For the Three and Six months Ended June 30, 2009 and 2008 (Unaudited)

	Three months Ended		Six months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30 2008

Revenue	$23,770	$122,522	$41,480	$132,288

Operating Expenses:
Direct Labor and Other Direct Costs	13,241	108,925	17,184	122,818
Depreciation and Amortization	2,105	2,014	4,136	4,028
General and Administrative	8,499	3,208	27,044	34,671
Total Operating Expenses	23,845	114,147	48,364	161,517

Net Operating Income (Loss)	(75)	8,375	(6,884)	(29,229)

Other Income (Expense)
Interest Income	0	0	3	0
Interest Expense	(2,748)	(758)	(5,502)	(1,334)
Total Other Income/(Expense)	(2,748)	(758)	(5499)	(1,334)

Net Income (Loss)	$(2,823)	$7,617	$(12,383)	$(30,563)

Basic and Diluted Earnings (Loss) per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,906,950	5,875,500	5,906,950	5,876,500

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
Consolidated Statement of Shareholders' Equity
For the Six months Ended June 30, 2009 (Unaudited)
and the Year Ended December 31, 2008 (Audited)

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2008	5,876,950	$5,877	$252,248	$(177,158)	$80,967

Issuance of Common Stock for Cash	10,000	10	4,990		5,000
Issuance of Common Stock for Services	20,000	20	4,980		5,000

Net Loss				(97,314)	(97,314)

Balance at December 31, 2008	5,906,950	5,907	262,218	(274,472)	(6,347)

Net Loss				(12,383)	(12,383)

Balance at June 30, 2009	5,906,950	$5,907	$262,218	$(286,855)	$(18,730)

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and December 31, 2008 (Unaudited)

	Six months Ended June 30, 2009	Six months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,383)	$(30,563)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	4,136	4,028
Change in Assets and Liabilities:
(Increase) in Accounts Receivable:	(1,454)	(550)
Increase (Decrease) in Accounts Payable	(754)	536
Increase in Due To Related Parties	18,600	1,873
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	8,145	(24,676)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from Line-of-Credit	6,000	0
Purchase of Properties Held for Remediation	0	(69,450)
Capital Expenditures on Properties Held for Remediation	(10,783)	0

CASH FLOWS USED IN INVESTING ACTIVITIES	(4,783)	(69,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgage Payable	0	26,000
Principal Payment on Mortgage Payable	(1,730)	0

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(1,730)	26,000

NET INCREASE (DECREASE) IN CASH	1,632	(68,126)

Cash, beginning of period	8,147	84,503
Cash, end of period	$9,779	$16,377

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$820	$1,000

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009

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

Management believes that all adjustments necessary for a fair statement of the results of the six months ended June 30, 2009 and 2008 have been made.

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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of six months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

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

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the three and six months ended June 30, 2009 and 2008, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	Dec 31, 2008
Vans	$27,558	$27,558
Cleaning Equipment	27,146	27,146
Computer Equipment	2,249	2,249
Trailers	1,977	1,977
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(75,728)	(71,591)
Total Fixed Assets	$4,720	$8,857

Depreciation expense for the three month periods ended June 30, 2009 and 2008 was $2,105 and $2,104 respectively.  Depreciation expense for the six month periods ended June 30, 2009 and 2008 was $4,136 and $4,028 respectively.

NOTE 3 – PROPERTY HELD FOR REMEDIATION

During 2008, the Company purchased three residential properties. The properties are recorded at historical cost.  At June 30, 2009 and December 31, 2008, the Property Held for  Remediation included the following:

	2009	2008
Purchase Price	$126,000	$126,000
Capital Improvements	40,184	29,401
Total Property Held for Remediation	$166,184	$155,401

The properties are not depreciated during the time they are held for remediation.

The Company currently has a one year lease agreement and an Option Contract for Sale and Purchase on two of the properties.  The leases expire in August 2009 and March 2010.  The properties have future minimum lease payments as follows:
•	Total minimum lease payments: $10,516
o	August 2009 lease expiration: $1,075 ($1,075 per month)
o	March 2010 lease expiration: $9,441 ($1,049 per month)

Pursuant to the Option Contract, the Buyer on the first property paid a $3,500 option fee to the Company. The Option expires on August 1, 2010.  Pursuant to the Option Contract, the Buyer on the second property paid a $3,450 option fee to the Company.  The Option expires on March 1, 2010.

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

The second note has an original principal balance of $15,000. The note bears interest at 12% per annum and is due and payable on July 30, 2009. There are no payments required under the note until the maturity date. This note is classified as current due to the maturity date occurring within one year of the balance sheet date. Subsequent to the balance sheet date the maturity date of this note was extended as discussed in Note 11.

During the three month period and six month period ended June 30, 2009 the Company paid $820 in interest.

In December 2008, the Company executed a mortgage payable secured by one of the properties held for investment. The original principal balance was $87,200. The mortgage bears an interest rate of 6.75% and has a fifteen year term which matures in November 2023. The mortgage requires monthly principal and interest payment of $772.  The current portion of the mortgage is $3,640.

Total Interest expense for the three month periods ended June 30, 2009 and 2008 was $2,748 and $758 respectively.  Total interest expense was $5,502 and $1,334 for the six month periods ended June 30, 2009 and 2008, respectively.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2009, there were 5,906,950 shares outstanding.

NOTE 6 – PREFERRED STOCK

On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance.    As of June 30, 2009, no preferred shares were outstanding.

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

Deferred tax assets at June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Net operating loss carryforward	$76,312	$68,618
Less: valuation allowance	(76,312)	(68,618)
Net deferred tax asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $286,855 at June 30, 2009, and will expire in the years 2025 through 2029.

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

The Company owes the Company’s CEO $14,386 at June 30, 2009 for operating expenses paid on the Company’s behalf.

The Company owes $21,846 to a Consultant, also a shareholder at December 31, 2008 for professional fees paid on the Company’s behalf.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through June 30, 2009 totaling $286,855 and had negative working capital of $108,368.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance;

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140"

SFAS No. 167:  "Accounting for Transfers of Financial Assets"

FSP No. FAS 107-1 and APB 28-1:   Interim Disclosures about Fair Value of Financial Instruments.

FSP No. FAS 115-2 and FAS 124-2:    Recognition and Presentation of Other-Than-Temporary Impairments.

FSP No. FAS 157-4:   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to impact the Company’s results of operations, financial position or cash flows.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system.  The Codification does not change or alter existing GAAP and therefore, is not expected to have any impact on the Company’s consolidated financial statements.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the balance sheet date the maturity date of the second note payable discussed in Note 4 was extended. The maturity date was extended to July 30, 2010 at which time the principal and interest, as discussed in Note 4, plus a bonus of $125 will be due and payable.  We have performed an evaluation of subsequent events through the date of the issuance of these financial statements, which was August 7, 2009.

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

RESULTS FOR THE QUARTER ENDED June 30, 2009

Our quarter ended on June 30, 2009.  Any reference to the end of the fiscal quarter refers to the end of the second calendar quarters for 2009 and 2008 for the periods discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2009 was $23,770 compared to $122,522 for the period ended June 30, 2008.  The decrease is due to the sale of a Property Held for Remediation in 2008 for $104,000.  Backing out that sale revenue is up by $5,000 from $19,000 due to rental income of $6,300 on the properties that are under contract for sale.  Revenue for the six months ended June 30, 2009, was $41,480 compared to $132,288 for the period ended June 30, 2008.   The decrease  in revenue in the six month period is attributable to the sale of a Property Held for Remediation in 2008 for $104,000.  Backing out that sale, revenue increased by $13,000 from $28,000, due to rental income on the properties under contract of $12,000.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2009 were $21,740 compared to expenses for the period ended June 30, 2008 of $112,133.  The decrease is attributed to the sale of a Property Held for Remediation in 2008 impacting costs $80,000.  Backing out the impact of the sale, adjusted costs for 2008 were about $32,000, resulting in a decrease in comparable costs versus 2008 of about $10,000.  The decrease is due to reduced contract labor of $15,000 which was partially off-set by increased professional services of $5,000 (timing of audit fees).  The above expenses do not include depreciation and amortization expense which was $2,105 and $2,014 for the three months ended June 30, 2009 and 2008, respectively.  Total operating expenses for the six months ended June 30, 2009 were $44,228 compared to expenses for the period ended June 30, 2008 of $157,489.  The decrease is attributed to the sale of a Property Held for Remediation in 2008 impacting costs $80,000.  Backing out the impact of the sale, adjusted costs for 2008 were about $77,500, resulting in a decrease in comparable costs versus 2008 of about $33,000.  The decrease is due to reduced contract labor of $22,000, direct costs of $7,000 and general and administrative of about $3,000.  The above expenses do not include depreciation and amortization expense which was $4,136 and $4,028 for the six months ended June 30, 2009 and 2008, respectively.

NET INCOME (LOSS). Net loss for the three months period ended June 30, 2009 was $2,823 compared to a profit of $7,617 for the three months ended June 30, 2008.  The decrease in revenue is due to the reduction in revenue as in 2008 there was a Property Held for Remediation sold with a margin impact of $24,000.  Net loss for the six months ended June 30, 2009 was $12,383 compared to a net loss of $30,563 for the six months ended June 30, 2008.   The reduced costs as discussed above in the Operating Expense section is the reason for the reduced loss year-over-year..

LIQUIDITY AND CAPITAL RESOURCES.  Remediation filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Remediation has raised funds under that registration statement at $0.50 per share, all after September 30, 2006.  As of June 30, 2009, Remediation has raised $188,475 by selling 376,950 shares.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows and supplemented by shareholder advances when necessary.  At June 30, 2009 the Company had positive Net Cash from Operating Activities of $8,145 that was subsidized by shareholders to the amount of $18,600.  Therefore, from operations, cash flows were negative $$10,455.   No interest is paid on the shareholder advances.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. The Company believes its business will generate sufficient cash flows to sustain the business going forward.

Capital Resources

During 2008 the Company entered into three separate notes with two different debt holders.

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

In December 2008, the Company executed a mortgage payable secured by one of the properties held for investment. The original principal balance was $87,200. The mortgage bears an interest rate of 6.75% and has a fifteen year term which matures in November 2023. The mortgage requires monthly principal and interest payment of $772.  The current portion of the mortgage is $3,640.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $21,000 to ($108,400).  This reduction is due to the increase in related party liabilities of $18,600 and Accounts  Payable of $5,000.  As cash flow allows these amounts will be drawn down.

STOCKHOLDER’S EQUITY: Stockholder’s Equity changed by $12,400 due to the net loss in the six month ended June 30, 2009.

Employees

At June 30, 2009, the Company had one employee.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 7, 2009