Form 10-Q
period 2009-09-30
REMEDIATION SERVICES, INC.
filed 2009-11-16
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

  (972) 488-1111
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ X ]   No [   ].

As of November 1, 2009, there were 5,906,950 shares of Common Stock of the issuer outstanding.

REMEDIATION SERVICES, INC. Consolidated Balance Sheets As of September 30, 2009 and December 31, 2008

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$5,364	$8,147
Accounts Receivable – Net of Allowance of $8,676 and $8,676	1,654	200
Total Current Assets	7,018	8,347

Fixed assets:
Equipment	58,930	58,930
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(77,726)	(71,591)
Total Fixed Assets	2,722	8,857

Other Assets:
Property Held for Remediation	189,646	155,401

Total Assets	$199,386	$172,605

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts Payable	$14,500	$9,621
Accrued Expenses	11,092	20,563
Due to Related Parties	42,187	17,632
Line-of-Credit	6,000	0
Customer Deposit	3,500	3,500
Notes Payable	41,000	41,000
Current Portion of Mortgage Payable	3,427	3,519
Total Current Liabilities	121,706	95,835

Long Term Liabilities
Mortgage Payable	84,019	86,636
Less: Short Term Portion of Mortgage Payable	(3,427)	(3,519)
Total Long Term Liabilities	80,592	83,117

Total Liabilities	202,298	178,952
Shareholders’ Equity (Deficit):
Preferred Stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,906,950 and 5,876,500 shares issued and outstanding respectively	5,907	5,907
Additional Paid in Capital	262,218	262,218
Accumulated Deficit	(271,037)	(274,472)
Total Shareholders’ Equity (Deficit)	(2,912)	(6,347)
Total Liabilities and Shareholder’ Equity	$199,386	$172,605

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. Consolidated Statements of Operations For the Three and Nine months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30 2008

Revenue	$23,519	$10,950	$64,999	$143,238

Operating Expenses:
Direct Labor and Other Direct Costs	922	22,064	18,420	144,882
Depreciation and Amortization	1,998	2,014	6,135	6,042
General and Administrative	2,050	9,314	28,779	43,985
Total Operating Expenses	4,970	33,392	53,334	194,909

Net Operating Income (Loss)	18,549	(22,442)	11,665	(51,671)

Other Income (Expense)
Interest Income	0	0	3	0
Interest Expense	(2,731)	(781)	(8,233)	(2,115)
Total Other Income/(Expense)	(2,731)	(781)	(8,230)	(2,115)

Net Income (Loss)	$15,818	$(23,223)	$3,435	$(53,786)

Basic and Diluted Earnings (Loss) per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,906,950	5,876,950	5,906,950	5,876,950

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC.
Consolidated Statement of Shareholders' Equity
For the Nine months Ended September 30, 2009 (Unaudited)
and the Year Ended December 31, 2008 (Audited)

			Additional
	Common		Paid-in	Accumuled
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2008	5,876,950	$5,877	$252,248	$(177,158)	$80,967

Issuance of Common Stock for Cash	10,000	10	4,990		5,000
Issuance of Common Stock for Services	20,000	20	4,980		5,000

Net Loss				(97,314)	(97,314)

Balance at December 31, 2008	5,906,950	5,907	262,218	(274,472)	(6,347)

Net Loss				3,435	3,435

Balance at September 30, 2009	5,906,950	$5,907	$262,218	$(271,037)	$(2,912)

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Nine months Ended Sept 30, 2009	Nine months Ended Sept 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$3,435	$(53,786)

Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	6,135	6,042
Change in Assets and Liabilities:
(Increase) in Accounts Receivable:	(1,454)	(7,928)
Decrease in Customer Deposits	0	3,500
Increase (Decrease) in Accounts Payable	(4,592)	4,116
Increase in Due To Related Parties	24,555	11,625
Capital Expenditures on Properties Held for Remediation Purchase of Properties Held for Remediation	(34,245) 0	0 (69,450)
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(6,166)	(105,881)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from Line-of-Credit	6,000	0
CASH FLOWS USED IN INVESTING ACTIVITIES	6,000	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgage Payable	0	26,000
Principal Payment on Mortgage Payable	(2,617)	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(2,617)	26,000

NET INCREASE (DECREASE) IN CASH	(2,783)	(79,881)

Cash, beginning of period	8,147	84,503
Cash, end of period	$5,364	$4,622

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,020	$1,000

See accompanying summary of accounting policies and notes to financial statements.

REMEDIATION SERVICES, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009

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

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2009 and 2008 have been made.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”, formerly  Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”.  Revenue will be recognized only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Ownership and all risks of loss have been transferred to buyer, which is generally at point of sale;
●	The price is fixed and determinable; and
●	Collectability is reasonably assured.

Property Held for Remediation:

Property held for remediation is carried at historical cost. Additional expenditures for the purpose of preparing the property for sale are capitalized.  Properties held for  remediation are not depreciated. The Company evaluates the total basis of each property for impairment.

Direct Costs:

Types of costs included in Direct Costs are:

●	Carrying value of real estate sold
●	Equipment expense
●	Vehicle expense

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

Income Taxes:

The Company has adopted ASC 220 “Comprehensive Income”, formerly SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, formerly SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the three and nine months ended September 30, 2009 and 2008, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Vans	$27,558	$27,558
Cleaning Equipment	27,146	27,146
Computer Equipment	2,249	2,249
Trailers	1,977	1,977
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation	(77,726)	(71,591)
Total Fixed Assets	$2,722	$8,857

Depreciation expense for the three month periods ended September 30, 2009 and 2008 was $1,998 and $2,104 respectively.  Depreciation expense for the nine month periods ended September 30, 2009 and 2008 was $6,135 and $6,042 respectively.

NOTE 3 – PROPERTY HELD FOR REMEDIATION

During 2008, the Company purchased three residential properties. The properties are recorded at historical cost.  At September 30, 2009 and December 31, 2008, the Property Held for Remediation included the following:

	September 30, 2009	December 31,2008
Purchase Price	$126,000	$126,000
Capital Improvements	63,646	29,401
Total Property Held for Remediation	$189,646	$155,401

The properties are not depreciated during the time they are held for remediation.

The Company currently has a one year lease agreement and an Option Contract for Sale and Purchase on one of the properties.  The leases expire in March 2010.  The property has a future minimum lease payment of $6,294 on a lease that expires March 31, 2010 with a monthly lease payment of $1,049.

Pursuant to the Option Contract, the Buyer on the second property paid a $3,450 option fee to the Company.  The Option expires on March 1, 2010.

A second property lease contract expired at the end of August 2009 and is being rented on a month-to-month basis for $1,075 per month.

NOTE 4 – NOTES AND MORTGAGE PAYABLE

During 2008, the Company purchased two properties with two promissory notes. Each note is payable to a related party. The notes are not secured by the properties; however, the notes will become due and payable in the event the properties are sold.

The first note has an original principal balance of $26,000. The note bears interest at 12% per annum and is due and payable on December 31, 2009. There are no payments required under the note until the maturity date. This note is classified as Current, due to the maturity date occurring within one year of the balance sheet date.

The second note has an original principal balance of $15,000. The note bears interest at 12% per annum and  was originally due and payable on  July 30, 2009. There are no payments required under the note until the maturity date. This note is classified as current due to the maturity date occurring within one year of the balance sheet date.  Subsequent to the balance sheet date the maturity of this note was extended as discussed in Note 11.

During the three month period and nine month period ended September 30, 2009 the Company incurred $410 and $1,230 in interest.

In December 2008, the Company executed a mortgage payable secured by one of the Properties Held for Investment. The original principal balance was $87,200. The mortgage bears an interest rate of 6.75% and has a fifteen year term which matures in November 2023. The mortgage requires monthly principal and interest payment of $772.  The current portion of the mortgage is $3,427.

Total interest expense for the three month periods ended September 30, 2009 and 2008 was $2,731 and $781 respectively.  Total interest expense was $8,233 and $2,115 for the nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2009, there were 5,906,950 shares outstanding.

NOTE 6 – PREFERRED STOCK

On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance.  As of September 30, 2009, no preferred shares were outstanding.

NOTE 7– INCOME TAXES

The Company has adopted ASC 740-10, formerly SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized be recorded directly to retained earnings and reported as a change in accounting principle.

Deferred tax assets at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Net operating loss carryforward	$67,759	$68,618
Less: valuation allowance	(67,759)	(68,618)
Net deferred tax asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $271,000 at September 30, 2009, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2009.

NOTE 8 – RELATED PARTY TRANSACTIONS

Warehouse space and a truck are rented at fair market value from the CEO’s spouse, who is also a shareholder of the Company.

The Company owes the Company’s CEO $24,475 at September 30, 2009 for operating expenses paid on the Company’s behalf.

The Company owes $ 14,500 to a Consultant, who is also a shareholder at September 30, 2009 for professional fees paid on the Company’s behalf.

NOTE 9 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through September 30, 2009 totaling $271,037 and had negative working capital of $114,688.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no uncured  loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2008 or so far in 2009.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

FSP No. FAS 107-1 and APB 28-1: “ Interim Disclosures about Fair Value of Financial Instruments”, which was codified into ASC 825.

FSP No. FAS 115-2 and FAS 124-2: “ Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320-10-65-4.

FSP No. FAS 157-4: “ Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into ASC 820-10-65-4.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 11 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, formerly SFAS No. 165, “Subsequent Events,”  which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with preparation of these financial statements, an evaluation of subsequent events was performed through November 1, 2009, which is the date the financial statements were issued. No reportable subsequent events were noted.

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

The maturity date of the second not detailed in Note 4 was extended through July 30, 2010 per a loan extension agreement dated October 25, 2010.  Other than the maturity date, no other changes were made to the note.

On November 16, 2009 the Company filed an 8-K noting that it has elected to be classified as a Shell Company in all future filings pursuant to the Securities and Exchange Commission's definition of a shell company, as defined in Rule 12b-2 of the Exchange Act.

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

General

In response to the decline in the housing market and the result of the Company’s Properties Held for Remediation assets not turning in over a year, the Company has decided to search for a merger candidate and therefore is electing to file as a shell company in all future filings.  The Company’s operations have been nominal in the nine months ending September 30, 2009 with sales of $65,000 versus $143,000 in the nine months ended September 30, 2008.  For the quarter ended September 30, 2009, the Company had $199,400 in assets, of which $189,600 are classified as Properties Held for Remediation; and $202,300 in liabilities. The Company’s cash balance at September 30, 2009 was $5,300.  Furthermore, the Company has not generated positive cash flow from operations. These factors raise substantial doubt the Registrant's ability to continue as a going concern as discussed in Footnote 9.

The Company filed an 8-K on November 16, 2009 making this election.

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

Institute of Inspection, Cleaning and Restoration
●	IIRC - Carpet Cleaning
●	IIRC - Upholstery & Fabric Cleaning
●	IIRC - Journeyman Textile Cleaner
●	IIRC - Odor Control
GEBCO Associates:
Mold Remediation Contractor	// @bgcolor
Certificate No. 05077
Texas Department of Health Services:
Mold Remediation Contractor	// @bgcolor
License No. MRC0329

RESULTS FOR THE QUARTER ENDED September 30, 2009

Our quarter ended on September 30, 2009.  Any reference to the end of the fiscal quarter refers to the end of the third calendar quarters for 2009 and 2008 for the periods discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2009 was $23,519 compared to $10,950 for the period ended September 30, 2008.  The increase is due to rental income of $3,100 and increased carpet cleaning / remediation work of $9,400.  During the three month periods ending September 30, 2009 and 2008 there were no sales of Property Held for Remediation.   Revenue for the nine months ended September 30, 2009, was $64,999 compared to $143,238 for the period ended September 30, 2008.   The decrease in revenue in the nine month period is attributable to the sale of a Property Held for Remediation in 2008 for $104,000.  Backing out that sale, revenue increased by $25,800 ue to rental income on the properties under contract of $15,100 and increased carpet cleaning / remediation work of $10,600.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2009 were $2,972 compared to expenses for the period ended September 30, 2008 of $31,378.  The decrease in costs of $28,400 is due to decreased labor and other direct costs of $21,000, reduced general & administrative costs of $6,800 and lower advertising costs of $1,000.  The above expenses do not include depreciation and amortization expense which was $1,998 and $2,014 for the three months ended September 30, 2009 and 2008, respectively.  Total operating expenses for the nine months ended September 30, 2009 were $47,199 compared to expenses for the period ended September 30, 2008 of $188,867.  The decrease is attributed to the sale of a Property Held for Remediation in 2008 impacting costs $80,000.  Backing out the impact of the sale, adjusted costs for 2008 were about $108,900, resulting in a decrease in comparable costs versus 2008 of about $61,700.  The decrease is due to reduced contract labor of $29,000, direct costs of $18,000 and general and administrative of about $11,000.  The above expenses do not include depreciation and amortization expense which was $6,135 and $6,042 for the nine months ended September 30, 2009 and 2008, respectively.

NET INCOME (LOSS). Net income (loss) for the three months period ended September 30, 2009 was income $ 15,818 compared to a loss of $ 23,223 for the three months ended September 30, 2008.  The increase in revenue of $22,300 and the reduction in expenses of $28,400 drove the improvement in  net income of $39,000.  Net income (loss) for the nine months ended September 30, 2009 was income of $3,435 compared to a net loss of $53,786 for the nine months ended September 30, 2008.   The reduced costs as discussed above in the Operating Expense section is the reason for the improved profitability year-over-year.

LIQUIDITY AND CAPITAL RESOURCES.  Remediation filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Remediation has raised funds under that registration statement at $0.50 per share, all after September 30, 2006.  As of September 30, 2009, Remediation has raised $188,475 by selling 376,950 shares.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows and supplemented by shareholder advances when necessary.  At September 30, 2009 the Company had positive Net Cash from Operating Activities of $28,100 that was subsidized by shareholders to the amount of $24,600.  Therefore, from operations, cash flows were positive $3,500.   No interest is paid on the shareholder advances.

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

The second note has an original principal balance of $15,000. The note bears interest at 12% per annum and is due and payable on July 30, 2010. There are no payments required under the note until the maturity date. This note is classified as current due to the maturity date occurring within one year of the balance sheet date.

In December 2008, the Company executed a mortgage payable secured by one of the properties held for investment. The original principal balance was $87,200. The mortgage bears an interest rate of 6.75% and has a fifteen year term which matures in November 2023. The mortgage requires monthly principal and interest payment of $772.  The current portion of the mortgage is $3,245.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $27,200 to ($114,688).  This reduction is due to the increase in related party liabilities of $24,600 and Accounts  Payable of $4,600.  As cash flow allows these amounts will be drawn down.

STOCKHOLDER’S EQUITY: Stockholder’s Equity changed by $3,400 due to the net income in the nine month ended September 30, 2009.

 EMPLOYEES

At September 30, 2009, the Company had one employee, who was compensated

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive and Chief Financial Officer as of September 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

(a)  The Company files an 8-K on November 16, 2009

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

Date: November 16, 2009