Form 10-K
period 2009-12-31
REMEDIATION SERVICES, INC.
filed 2010-02-24
CIK 1353386

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing  requirement  for the past 90 days   Yes [X]   No [   ].

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated  filer,"  "accelerated filer" and  smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [ X ]   No [  ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009:  $226,738.

Shares of common stock outstanding at February 19, 2010:  5,906,950

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

General
In response to the decline in the housing market and the result of the Company’s Properties Held for Remediation assets not selling within a year, as originally anticipated,  the Company has decided to search for a merger candidate and therefore is electing to file as a shell company in all future filings.  The Company’s operations have been nominal in the twelve months ending December 31, 2009 with sales of $76,011 versus $159,261 in the twelve months ended December 31, 2008.  For the quarter ended December 31, 2009, the Company had $186,873 in assets, of which $185,088 are classified as Properties Held for Investment; and $210,963 in liabilities. The Company’s cash balance at December 31, 2009 was $1,785.  Furthermore, the Company has not generated positive cash flow from operations (backing out advances from shareholders). These factors raise substantial doubt about the Registrant's ability to continue as a going concern as discussed in Footnote 9.

The Company filed an 8-K on November 16, 2009 making this election.

The Company’s business is split into the following segments:

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

Specialty Rug Cleaning:

•
The Company also provides services for specialty rug cleaning. Rugs are highly susceptible to damage due to water, fire, or general dirty conditions. The first step in the cleaning process is to know what you are cleaning and what damage the object has sustained. We perform a fiber ID test to determine the content of the rug. This is because different fibers and materials require different cleaning solutions

During 2009, the Company had no sales in this service segment.

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

Systemic Analysis:

•	Health effects such as runny nose, eye irritation, cough, congestion, asthma aggravation, headache and fatigue
•	Immunological effects such as allergies and lung damage
•	Toxic effects including respiratory and eye irritations and the inability to concentrate
•	Infectious disease such as aspergillosis
•	Medical evaluation
•	Medical relocation

Remediation Analysis:

•	Visual inspection
•	Bulk/Surface sampling
•	Air monitoring
•	Analysis of environmental samples
•	Remediation as needed. This includes small isolated areas, mid-sized isolated areas, large isolated areas, and extensive contamination remediation.
•	Demolition and removal of contaminated materials

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

GOVERNMENT REGULATION:

At the present time there are no federal government regulations for mold remediators. We believe any legislation requiring licensing and certification to be in our favor as we have numerous licenses and certifications as detailed in the section below. On January 1, 2005, the State of Texas Department of Health adopted rules for the testing, licensing and registration of mold remediators. The rules,  as they have been adopted,  require potential licensees to take a course approved by the Texas Department of Health, take an exam given by them, and then pay a license fee. We believe that as of this date, we are in compliance with all the new rules, having taken the required exam.  All licenses are current and all related fees are paid up to current requirements. Additionally, all subcontractors that require licensing to perform mold remediation are confirmed by us through submission of relevant certification and licensing requirements. These documents and licenses are then confirmed by us through state records.

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

Institute of Inspection, Cleaning and Restoration (“IIRC”)

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

We believe our greatest competition is from nationally franchised operators, the three largest of which are Service Master, Blackmon Mooring, and Serve Pro. However, their success is based not only upon the nationally-known name but upon the franchisee and the reputation he/she is able to establish. Since the industry is relatively new and much of the work is localized, we don’t see having a national franchise name as that much of an advantage. We have been able to concentrate our marketing and sales on companies that have ongoing business, for example, home builders and developers.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate and retail facilities are located in a 2,400 square foot warehouse building which was rented from the CEO’s spouse at a percentage of revenue, which approximates fair market rent.   The lease during 2009 has been on a month-to-month agreement and from January to September the amount invoiced varied between $500 and $700 per month.  For the final three months of 2009,  the total amount invoiced was $809 (lowered due to the low sales level).  Total rent expense for 2009 was $6,639.  There are no future lease obligations.

ITEM 3.                      LEGAL PROCEEDINGS

As of December 31, 2009, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 22, 2009, at the annual meeting of shareholders, a majority of our shareholders approved the following actions, all as proposed in our Proxy Statement:

1.	To re-elect Reed Buley as our sole director.
2.	To retain The Hall Group, CPAs, as the Company’s independent auditors for the year-ending December 31, 2009

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

The common  stock is currently  quoted on the  over-the-counter  Bulletin  Board under the symbol "RMSI."

The following  table sets forth the  quarterly  high and low bid prices for the common stock since the quarter  ended  March 31, 2008.  The prices set forth below represent  inter-dealer  quotations,  without retail markup,  markdown or commission and may not be reflective of actual transactions.

	High	Low
Quarter ended March 31, 2008	$.45	$.45
Quarter ended June 30, 2008	$.45	$.45
Quarter ended September 30,2008	$.45	$.25
Quarter ended December 31, 2008	$.25	$.25
Quarter ended March 31, 2009	$.25	$.25
Quarter ended June 30, 2009	$.25	$.25
Quarter ended September 30, 2009	$.25	$.25
Quarter ended December 31, 2009	$.25	$.25

At December 31, 2009, the closing price of the common stock was $.25 and we had approximately 60 exclusive record holders of our common stock.  This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2009

EXECUTIVE OVERVIEW:
In response to the decline in the housing market and the result of the Company’s Properties Held for Remediation assets not turning in over a year, the Company has decided to search for a merger candidate and therefore is electing to file as a shell company in all future filings.  The Company’s operations have been nominal in the year ending December 31, 2009 with sales of about $76,000 versus $159,300 in the year ended December31, 2008.  For the period ended December 31, 2009, the Company had about $186,900 in assets, of which $185,100 are classified as Properties Held for Investment; and $131,600 in liabilities. The Company’s cash balance at December 31, 2009 was $1,785.  Furthermore, the Company has not generated positive cash flow from operations. These factors raise substantial doubt the Registrant's ability to continue as a going concern as discussed in Footnote 9.

The Company filed an 8-K on November 16, 2009 making this election.

Our fourth fiscal quarter and fiscal year ended on December 31, 2009.

REVENUE:  Revenue for the year ended December 31, 2009, was $76,011 compared with revenues for the twelve months ended December 31, 2008 of $159,261. The decrease in revenue for the year was due to the sale of a Property Held for Remediation in 2008 for $104,000 whereas in 2009 there have been no such sales.  Backing out this sale, revenue increased by $24,200 due to rental income of the properties under contract of $15,000 and increased carpet cleaning / remediation work of $9,000.

DIRECT COSTS: Direct costs were $32,197 for the year ended December 31, 2009 compared to $131,177  for the same period in 2008. The decrease in cost of sales is related to reduction of properties held for remediation that were sold in 2009 (none) versus 2008 (one), impacting costs approximately $80,000.

EXPENSES. Total expenses without depreciation (and without direct costs) for the year ended December 31, 2009 were $36,259 compared with expenses for the year ended December 31, 2008 of $114,261. The expense decrease was mainly due to three significant components: first, a dispute with an advertising company in 2008 was settled and $33,000 was charged to expense; two, decreased professional fees of $10,000 for business consulting; and three, reduced accounting & audit fees of about $10,000 versus 2008.  This is exclusive of depreciation expense, which was $14,389 and $7,332 for the twelve months ended December 31, 2009 and 2008 respectively.

NET INCOME (LOSS). Net loss for the year ended December 31, 2009 was $17,743 compared to a net loss of $97,314 for the year ended December 31, 2008.  The loss reduced year-over-year is due to the reduced costs as discussed above and non-cost of sale revenue (rental income).

LIQUIDITY AND CAPITAL RESOURCES.  Remediation filed a  Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on September 14, 2006 and Remediation has raised funds under that registration statement at $0.50 per share, all after September 30, 2006.  As of December 31, 2009, Remediation has raised $188,475 by selling 376,950 shares.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The company relies on funding operations through operating cash flows and supplemented by shareholder advances when necessary.  At December 31, 2009 the Company had positive Net Cash from Operating Activities of $26,336 that was subsidized by shareholders to the amount of $33,775.  Therefore, from operations, cash flows were negative $7,439.   No interest is paid on the shareholder advances.

Long Term Liquidity:
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

Critical Accounting Policies

The Company’s critical accounting policies and estimates are depreciation expense, reserve for doubtful accounts and interest expense accruals on related party mortgages.  Please reference footnotes one, two and four.

Capital Resources

During 2008 the Company entered into three separate notes with two different debt holders.

The first note has an original principal balance of $26,000. The note bears interest at 12% per annum and is due and payable when the property at 3108 Mimosa, Rowlett, Texas, sells. There are no payments required under the note until the maturity date. This note is classified as current as the Company is attempting to sell the property within one year of the balance sheet date.

The second note has an original principal balance of $15,000. The note bears interest at 12% per annum and is due and payable on July 30, 2010. There are no payments required under the note until the maturity date. This note is classified as current due to the maturity date occurring within one year of the balance sheet date.

In December 2008, the Company executed a mortgage payable secured by one of the properties held for investment. The original principal balance was $87,200. The mortgage bears an interest rate of 6.75% and has a fifteen year term which matures in November 2023. The mortgage requires monthly principal and interest payment of $772.  The current portion of the mortgage is $3,764.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by $42,337 to ($129,825).  This reduction is due, in a large part,  to the increase in related party liabilities of $33,775 and the line-of-credit of $6,000.  As noted in the Liquidity section, a merger candidate is being sought due to decline in the housing market which is impacting cash flow and the ability to pay liabilities.

STOCKHOLDER’S EQUITY (DEFICIT): Stockholder’s Equity (Deficit) decreased by $17,743 due to the net loss in the twelve months ended December 31, 2009.

Future Financial Condition

As discussed above in the Executive Overview the Company is seeking merger candidates due to sales being nominal, the recession and its negative working capital.  One of the Company’s properties held for investment is under contract and is scheduled to close on February 25, 2010.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.   Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Reed T, Buley	51	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2009 and 2008 as cash and non-cash compensation.

Name	Capacity Served	Aggregate Remuneration
Reed T. Buley	Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	2009: $0 2008: $30,863

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2009 the following person is known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President, Secretary and Director	Reed T. Buley	5,000,000	84.65%

.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the following are agreements or proposed transactions, whether direct or indirect, with related parties:

•	Warehouse space and a truck are rented from the CEO’s wife, who is also a shareholder of the Company at a percentage of revenues, which is intended to approximate fair market value.
•	The Company owes the Company’s CEO $23,847 as of December 31, 2009 for operating expenses paid on the Company’s behalf.
•	The Company owes $27,560 as of December 31, 2009, to a consultant, who is also a shareholder, for professional fees paid on the Company’s behalf.
•	As of December 31, 2009, the Company has two notes payable totaling $41,000 due to the CEO’s father.

There are no other agreements or proposed transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 was $20,637 and in 2008 was $14,500.

(2) AUDIT-RELATED FEES

The aggregate audit fees billed for professional services rendered by our auditors, which are included in the Audit fees above, for the review of the quarterly unaudited financial statements included in the registrant’s Form 10-Q were approximately $2,750 per quarter and $2,500 per quarter for 2009 and 2008 respectively.

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

Policies and Procedures:

The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:
•	The Board ensures that the accountants are qualified by reviewing their valid license information as filed with the Texas State Board of Public Accountancy.
•	The Board ensures that the firm is registered with the PCAOB.
•	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

(b) The Company did file one Form 8-K in 2009.

On November 16, 2009 – Selection to be a Shell Reporting Company

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

REMEDIATION SERVICES, INC.

By:   /s/  Reed T. Buley
               Reed T. Buley
Chief Executive Officer & Chief Financial Officer

Dated: February 22, 2010

REMEDIATION SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Remediation Services, Inc.
Wylie, Texas

We have audited the accompanying consolidated balance sheets of Remediation Services, Inc. (formerly Slopestyle Corporation) as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Remediation Services, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remediation Services, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

February 19, 2010

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$1,785	$8,147
Accounts Receivable, Net of Allowance
for Doubtful Accounts of $10,530 and $1,851	0	200
Total Current Assets	1,785	8,347

Fixed Assets, Net of Accumulated Depreciation of $80,448 and $71,591	0	8,857

Property Held for Investment, Net of Accumulated Depreciation of $5,492 and $0	185,088	155,401

TOTAL ASSETS	$186,873	$172,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$15,022	$9,621
Accrued Expenses	7,467	20,563
Due to Related Parties	51,407	17,632
Line of Credit --Related Party	6,000	0
Customer Deposits	6,950	3,500
Notes Payable to Related Party	41,000	41,000
Current Portion of Mortgage Payable	3,764	3,519
Total Current Liabilities	131,610	95,835

Long Term Liabilities
Mortgage Payable	79,353	83,117
Total Long Term Liabilities	79,353	83,117
Total Liabilities	210,963	178,952

Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value, 25,000,000 shares authorized,
0 and 0 shares issued and outstanding	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized,
5,906,950 and 5,906,950 shares issued and outstanding	5,907	5,907
Additional Paid-In Capital	262,218	262,218
Retained Earnings (Deficit)	(292,215)	(274,472)
Total Stockholders' Equity (Deficit)	(24,090)	(6,347)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$186,873	$172,605

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

REVENUE	$76,011	$159,261

DIRECT COSTS	32,197	131,177
GROSS MARGIN	43,814	28,084

OPERATING EXPENSES
Advertising	479	3,019
Labor	0	19,613
General and Administrative	35,779	91,629
Depreciation	14,349	7,332
TOTAL OPERATING EXPENSES	50,607	121,593

NET OPERATING INCOME (LOSS)	(6,793)	(93,509)

OTHER INCOME (EXPENSE)
Interest Income	3	119
Interest Expense	(10,953)	(3,924)
TOTAL OTHER INCOME (EXPENSE)	(10,950)	(3,805)

NET INCOME (LOSS) BEFORE INCOME TAXES	(17,743)	(97,314)

Provision for Income Taxes (Expense) Benefit	0	0

NET INCOME (LOSS)	$(17,743)	$(97,314)

EARNINGS PER SHARE, Basic and Diluted

Weighted Average of Outstanding Shares	5,906,950	5,878,454
Income (Loss) for Common Stockholders	$(0.00)	$(0.02)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Consolidated Statement of Changes in Stockholder’s Equity
For the Years Ended December 31, 2009 and 2008

	Common Stock
	Shares	Amount	Paid-In Capital	Retained Earnings (Deficit)	Totals
Stockholders' Equity (Deficit), January 1, 2008	5,876,950	$5,877	$252,248	$(177,158)	$80,967

Issuance of Common Stock for Cash	10,000	10	4,990	0	5,000

Issuance of Common Stock for Services	20,000	20	4,980	0	5,000

Net (Loss)				(97,314)	(97,314)

Stockholders' Equity (Deficit), December 31, 2008	5,906,950	$5,907	$262,218	$(274,472)	$(6,347)

Net (Loss)				(17,743)	(17,743)

Stockholders' Equity (Deficit), December 31, 2009	5,906,950	$5,907	$262,218	$(292,215)	$(24,090)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(17,743)	$(97,314)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Issuance of Common Stock for Services	0	5,000
Depreciation and Amortization	14,349	7,332
Bad Debt Expense	8,679	0
Decrease/(Increase) in Accounts Receivable	(8,479)	(145)
Decrease in Receivable from Related Parties	0	6,000
Increase in Accounts Payable	5,401	8,998
(Decrease) in Accounts Payable - Related Parties	0	(4,500)
Increase/(Decrease) in Due to Related Parties	33,775	(3,025)
Increase in Customer Deposit	3,450	3,500
Increase/(Decrease) in Accrued Expenses	(13,096)	20,563
Net Cash Provided/(Used) by Operating Activities	26,336	(53,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Line of Credit-Related Party	6,000	0
Purchase of Properties Held for Remediation	0	(126,000)
Capital Expenditures on Properties Held for Investment	(35,179)	(29,401)
Net Cash (Used) by Investing Activities	(29,179)	(155,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	0	5,000
Proceeds from Notes Payable	0	41,000
Proceeds from Mortgages Payable	0	87,200
Principal Payments on Mortgages Payable	(3,519)	(564)
Net Cash Provided/(Used) by Financing Activities	(3,519)	132,636

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,362)	(76,356)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,147	84,503

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,785	$8,147

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$5,740	$979
Non-Cash Investing Activities:
Stock issued for Services	$0	$5,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

REMEDIATION SERVICES, INC.
(FORMERLY SLOPESTYLE CORPORATION)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Remediation Services, Inc. (herein referred to as “the Company” or “RMI”) operated during 2007 under the names Slopestyle Corporation, Carpet Star of Texas and Absolute Remediation as a carpet cleaning, home restoration, and mold remediation business for residential and commercial real estate.  The company is located in Wylie, Texas and was incorporated on June 25, 1999, under the laws of the State of Texas.

On December 12, 2007, the Company changed its name from Slopestyle Corporation to Remediation Services, Inc. and re-domiciled from Texas to Nevada.

During 2008, the Company purchased three residential properties which were remediated and now are being held for investment.  Two of the properties are being leased and the third is currently marketed to be sold.   The Company is making the necessary improvements for the properties to be leased and/or sold.  One property was purchased and sold during the year.

On November 16, 2009 the Company filed an 8-K noting that it has elected to be classified as a Shell Company in all future filings pursuant to the Securities and Exchange Commission's  (“SEC”) definition of a shell company, as defined in Rule 12b-2 of the Exchange Act.

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

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.     The Company’s subsidiaries are consolidated with the parent company.

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

Accounts Receivable:

Accounts Receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   Write-offs are recorded at a time when a customer receivable is deemed uncollectible.  The Company incurred bad debt expense of $1,454 and $6,825 in 2009 and 2008, respectively.

Fixed Assets:

Fixed Assets are depreciated over their useful lives.  Depreciation is calculated on a straight-line basis over five to seven years. Repairs and maintenance is charged to expense as incurred.  At December 31, 2009, all fixed assets have been fully depreciated.

Property Held for Remediation:

Property held for remediation is carried at historical cost. Additional expenditures for the purpose of preparing the property for sale are capitalized.  Properties held for remediation are not depreciated.   Depreciation begins once remediation is complete and the property is either available to be leased or marketed for sale.  The Company evaluates the total basis of each property for impairment on an annual basis.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements," (formerly Statement of Financial Accounting Standards (“SFAS”) No. 48). Revenue will be recognized only when all of the following criteria have been met:

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

Advertising Costs

The Company incurred $479 and $3,019 advertising costs for the years ended December 31, 2009 and 2008, respectively.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Vans	$27,558	$27,558
Equipment in Vans	27,146	27,146
Computer	2,249	2,249
Trailer	1,977	1,977
Leasehold Improvements	21,518	21,518
Less: Accumulated Depreciation and Amortization	(80,448)	(71,591)

Total Fixed Assets	$0	$8,857

Depreciation expense on fixed assets was $8,857 and $7,332 for the years ended December 31, 2009 and 2008, respectively.

NOTE 3 – PROPERTY HELD FOR INVESTMENT

As of December 31, 2009, remediation was complete on all three properties.   Two properties have been leased and the third is currently listed for sale.

During 2008, the Company purchased three residential properties. The properties are recorded at historical cost.  At December 31, 2009 and 2008, the Property Held for Investment included the following (as of December 31, 2008, the account was titled Property Held for Remediation, as the remediation work was not complete):

	2009	2008
Purchase Price	$126,000	$126,000
Capital Improvements	64,580	29,401
Property Held for Investment	190,580	155,401
Accumulated Depreciation	(5,492)	0
Net Property Held for Investment	$185,088	$155,401

The properties are not depreciated during the time they are held for remediation.   Depreciation expense on Properties Held for Investment was $5,492 and $0 for the years ended December 31, 2009 and 2008.

The Company had a one year lease agreement and an Option Contract for Sale and Purchase on one of the properties.  The lease expired on August 4, 2009, and is now on a month-to-month basis.   Pursuant to the Option Contract, the Buyer paid a $3,500 option fee to the Company. The Option expires on August 1, 2010.

NOTE 4 – NOTES AND MORTGAGE PAYABLE

During 2008, the Company purchased two properties with two promissory notes, payable to the CEO’s father, who is considered a related party. The notes are not secured by the properties; however, the notes will become due and payable in the event the properties are sold.

The first note has an original principal balance of $26,000. The note bears interest at 12% per annum and is due and payable when the property at 3108 Mimosa, Rowlett, Texas, sells. There are no payments required under the note until the maturity date. This note is classified as current as the Company is attempting to sell the property within one year of the balance sheet date.

The second note has an original principal balance of $15,000. The note bears interest at 12% per annum and is due and payable on July 30, 2010. There are no payments required under the note until the maturity date. This note is classified as current due to the maturity date occurring within one year of the balance sheet date.

During 2008, the Company executed a mortgage payable secured by one of the properties held for investment. The original principal balance was $87,200. The mortgage bears an interest rate of 6.75% and has a fifteen year term which matures in November 2023. The mortgage requires monthly principal and interest payment of $772.  The current portion of the mortgage is $3,764.

Interest expense was $10,952 and $3,924 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 – LINE OF CREDIT – REALTED PARTY

During 2009, the Company entered into a line of credit with an entity controlled by a shareholder of the Company.    The line of credit has a credit limit of $6,000 is payable on demand, and bears interest of 5% per annum.

NOTE 6 – EQUITY

On December 12, 2007, the Company authorized 25,000,000 shares of preferred stock with a par value of $.001, with the terms to be attached by the Board of Directors at the time of issuance. As of December 31, 2009 and 2008, 0 and 0 shares were outstanding, respectively.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2009 and 2008, there were 5,906,950 and 5,906,950 shares outstanding, respectively.

There were no stock warrants or options outstanding as of December 31, 2009 and 2008, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases warehouse space under a lease which expires in December 2010.  The terms of the lease are to pay anywhere from $0 to $700 depending on the activity in the warehouse.  Due to the variable nature of the lease there are no derterminable future lease payments as of December 31, 2009.

Rent expense was $6,639 and $8,400 for the years ended December 31, 2009 and 2008, respectively.  The Company leases the warehouse from the spouse of the Company’s CEO, who is also a shareholder.

During 2008, the Company executed an Option Contract for Sale and Purchase for one of the properties held for investment. The buyer paid a $3,500 deposit for the right to purchase the property for $107,500. The option expires on August 1, 2010.

Pursuant to a Settlement Agreement between Southwestern Bell Yellow Pages (“SWBYP”) and the Company’s CEO, a payment of $1,250 is required to be paid each month to satisfy amounts due to SWBYP.  The Board of Directors of the Company has agreed to assume the liability for the payment of these amounts.  During 2008, $13,750 had been paid and is included in General and Administrative Expenses and the expense in 2009 was $15,000.  At December 31, 2009 the balance remaining on the settlement was $4,583.  This amount is included in accrued expenses at December 31, 2009.

NOTE 8 – INCOME TAXES

The Company has adopted ASC 740-10 “Income Taxes”, (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which supplemented SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”)), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized be recorded directly to retained earnings and reported as a change in accounting principle.

Deferred tax assets at December 31, 2009 and 2008 consisted of the following:

Deferred tax asset related to:	2009	2008
Prior year	$68,618	$47,794
Tax benefit for current year	2,307	20,824
Total deferred tax asset	70,925	68,618
Less: valuation allowance	(70,925)	(68,618)
Net deferred tax asset	$0	$0

The net deferred tax asset generated primarily by the Company’s net operating loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $283,700 at December 31, 2009, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings , therefore,  is fully reserved at December 31, 2009.

Upon adoption of ASC 740-10, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740-10.

NOTE 9 – RELATED PARTY TRANSACTIONS

Warehouse space and a truck are rented at fair market value from the CEO’s spouse, who is also a shareholder of the Company.

The Company owes the Company’s CEO $23,847 at December 31, 2009 for operating expenses paid on the Company’s behalf.  This is classified as Due to Related Parties.

As of December 31, 2009, the Company owes $27,560 to a Consultant, who is also a shareholder, for professional fees paid on the Company’s behalf.  This is classified as Due to Related Parties.

As discussed in Note 4, as of December 31, 2009, the Company has two notes payable totaling $41,000 due to the CEO’s father.

The Company’s line-of-credit, discussed in Note  is extended from a entity controlled by a shareholder.

NOTE 10 – FINANCIAL CONDITION AND GOING CONCERN

The Company has an accumulated deficit through December 31, 2009 totaling $292,215 and had negative working capital of $129,825.  Because of this accumulated deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2009 or so far in 2010.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, Management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

In response to the decline in the housing market and the result of the Company’s Properties Held for Remediation assets not turning in over a year, the Company has decided to search for a merger candidate and therefore has elected to file as a shell company in all filings.  The Company’s operations have been nominal in the twelve months ending December 31, 2009 with sales of $76,011 versus $159,261 in the twelve months ended December 31, 2008.  For the quarter ended December 31, 2009, the Company had $186,873 in assets, of which $185,088 are classified as Properties Held for Remediation; and $210,963 in liabilities. The Company’s cash balance at December 31, 2009 was $1,785.  Furthermore, the Company has not generated positive cash flow from operations. These factors raise substantial doubt the Registrant's ability to continue as a going concern.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance;

 SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, which be effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, which will be effective for the Company as of January 1, 2010.

FSP No. FAS 107-1 and APB 28-1:  “Interim Disclosures about Fair Value of Financial Instruments”, which was codified into ASC 825.

FSP No. FAS 115-2 and FAS 124-2:  “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320-10-65-4.

FSP No. FAS 157-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into ASC 820-10-65-4.

Management has reviewed these new standards and believes they will have no material impact on the financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

During 2009, the FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through February 19, 2010, which is the date the financial statements were issued.

The Company has entered into a sales contract on their property that was being marketed for sale.  The sales price is $111,200 and the sale is scheduled to close on February 25, 2010.