Form 10-K
period 2010-03-31
LianDi Clean Technology Inc.
filed 2010-06-25
CIK 1353386

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 000-52235

LIANDI CLEAN TECHNOLOGY INC.

(Exact name of Registrant as Specified in Its Charter)

NEVADA	75-2955368
(State or Other Jurisdiction
of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4th Floor Tower B. Wanliuxingui Building, No. 28 Wanquanzhuang Road
Haidian District, Beijing, 100089 China
100089
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(86) 10-5872-0171

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:   NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE

Name of each exchange on which registered: The OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☐  No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2009 was $226,738, which was computed upon the basis of the closing price on that date.

There were 29,358,772 shares of common stock of the registrant outstanding as of June 21, 2010.

TABLE OF CONTENTS

i

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “LianDi,” “we,” “us” or “our” are references to the combined business of LianDi Clean Technology Inc. and its consolidated subsidiaries.  References to “Hua Shen HK” are references to our wholly-owned subsidiary, Hua Shen Trading (International) Ltd.; references to “China LianDi” are references to our wholly-owned subsidiary, China LianDi Clean Technology Engineering Ltd.; references to “PEL HK” are to our wholly-owned subsidiary, Petrochemical Engineering Ltd.; and references to “Beijing JianXin” are to our wholly-owned subsidiary, Beijing JianXin Petrochemical Technology Development Ltd. References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to LianDi Clean Technology Inc. that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1	Business

Company Background

We are a holding company that provides downstream flow equipment and engineering services to China’s leading petroleum and petrochemical companies.  Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Our wholly-owned subsidiary, China LianDi Clean Technology Engineering Ltd. (“China LianDi”), was established in July 2004 to serve the largest Chinese petroleum and petrochemical companies. Through our four operating subsidiaries, which are Hua Shen Trading (International) Ltd. (“Hua Shen HK”), Petrochemical Engineering Ltd. (“PEL HK”), Bright Flow Control Ltd. and Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”), we: (i) distribute a wide range of petroleum and petrochemical valves and equipment, including unheading units for the delayed coking process, as well as provide associated value-added technical services; (ii) provide systems integration services; and (iii) develop and market proprietary optimization software for the polymerization process. Our products and services are provided both bundled or individually, depending on the needs of the customer.

We are engaged in modernizing China’s delayed coking industry, and, as such, are strategically positioned to capitalize on growth opportunities as new technologies enter our market. For example, in 2011, we plan to install and assemble enclosed unheading units for the delayed coking process at a facility in China (unheading units are used in delayed coking to “unhead” or open the coke drum for the removal of the residual coke). This would represent the first facility of its kind in the PRC.

We intend to purchase a 16.5-acre land parcel in the Tianjin Port Industry Area for approximately $5.9 million. We intend to use the land to construct a new manufacturing facility for our state-of-the-art, totally enclosed delayed coking unheading units. We expect the purchase to close within the next 60 days. Upon the closing of the land purchase, a three-month site preparation project will begin as will our design of the manufacturing facility. The completion of the new facility will be accomplished in two major phases: Phase I includes the installation of major utility infrastructure, which includes water, gas and electricity supply and Phase II includes the construction of the manufacturing facility. Phase I is expected to be completed by the end of 2010. Production is expected to begin by the third quarter of calendar year 2011, with five initial shipments of unheading units planned for the first full year of production, which is expected to contribute at least $10 million in revenues for our fiscal year ending March 31, 2012.

Delayed coking refers to a process used in oil refining. In simple terms, oil refining is a cooking process where crude oil is subject to extremely high temperatures. When the oil is “cooked,” it will leave crumbs at the bottom of the refinery. These crumbs are coke. Coke is a valuable commodity that can be sold for profit. The key is how to clean up the coke that accumulates at the bottom of the oil refinery plant so that it can be sold to third parties. Traditionally, China has hired workers with shovels who shovel the coke into a drum. However, this is a highly inefficient process and harms the environment because the coke will seep into the air, seep into the water supply and will seep into the respiratory systems of the workers. We are modernizing the industry by adapting U.S. technology which automates this process. This technology automates the process of cleaning up the coke, and in so doing, minimizes the harmful impact to workers and to the environment.

Our objectives are to enhance the reputation of our brand, continue our growth and strengthen our position in clean technology for the petroleum and petrochemical industry in China. In the next three years, we intend to strengthen our optimization software for the polymerization reaction of ethylene production, enhancing its function and reliability. We intend to leverage our current relationships in the petroleum and petrochemical industry to become a leading player in clean technology by bringing totally enclosed unheading units to China. We also intend to expand and further develop our long-term relationships with our customers, helping them to reduce their production costs and increase the efficiency and safety of their facilities.

Our Operating Subsidiaries

Hua Shen HK is a company organized under the laws of Hong Kong Special Administrative Region of the PRC and was incorporated in 1999. Beginning in 2005, Hua Shen HK started to distribute industrial equipment for the petroleum and petrochemical industry. Currently, Hua Shen HK has become a qualified supplier for China Petroleum & Chemical Corporation, China National Petroleum Corporation, China National Offshore Oil Corporation, SinoChem Corporation and ChemChina Group Corporation.

PEL HK was established in Hong Kong under the laws of Hong Kong Special Administrative Region of the PRC in 2007. This company primarily distributes petroleum and petrochemical equipment and provides related technical services. Currently, PEL HK has become a qualified supplier for China National Petroleum Corporation, China National Offshore Oil Corporation, SinoChem Corporation, ChemChina Group Corporation and China Shenhua Energy Company Limited.

Bright Flow Control Ltd. was established in Hong Kong in 2007. This company is mainly engaged in the distribution of petrochemical equipment.

Beijing JianXin was incorporated in Beijing, PRC in May 2008, and is a wholly-owned subsidiary of PEL HK. Beijing JianXin is mainly engaged in distributing industrial oil and gas equipment and providing related technical and engineering services, developing and marketing optimization software for the polymerization process and providing clean technology solutions for the delayed coking industry. Our customers are large domestic Chinese petroleum and petrochemical companies and other energy companies. Currently, Beijing JianXin has five software copyrights and is qualified as a “software enterprise” that can benefit from an income tax exemption for two years beginning with its first profitable year and a 50% tax reduction to a rate of 12.5% for the subsequent three years. We believe this helps strengthen our position as an industry leader in the clean technology area and contribute to our growth.

Corporate Structure

Our current corporate structure is set forth below:

Name Change

Prior to April 1, 2010, our company name was Remediation Services, Inc. For the sole purpose of changing our name, on April 1, 2010, we merged into a newly-formed, wholly owned subsidiary incorporated under the laws of Nevada called LianDi Clean Technology Inc. As a result of the merger, our corporate name was changed to LianDi Clean Technology Inc.

Share Exchange Agreement with China LianDi and Private Placement

Share Exchange Agreement

On February 26, 2010 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”), by and among (i) China LianDi and China LianDi’s shareholders, SJ Asia Pacific Ltd., a company organized under the laws of the British Virgin Islands, which is a wholly-owned subsidiary of SJI Inc., a Jasdaq listed company organized under the law of Japan, China Liandi Energy Resources Engineering Technology Limited, a company organized under the laws of the British Virgin Islands, Hua Shen Trading (International) Limited, a company organized under the laws of the British Virgin Islands, Rapid Capital Holdings Limited, a company organized under the laws of the British Virgin Islands, Dragon Excel Holdings Limited, a company organized under the laws of the British Virgin Islands, and TriPoint Capital Advisors, LLC, a limited liability company organized under the laws of Maryland (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) Reed Buley, our former principal stockholder. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to us all of the China LianDi Shares in exchange for 27,354,480 shares of our common stock (such transaction, the “Share Exchange”). As a result of the Share Exchange, we are now a holding company, which through our operating companies in the PRC, provides downstream flow equipment and engineering services to the leading petroleum and petrochemical companies in the PRC.

Immediately prior to the Share Exchange, 4,690,000 shares of our common stock then outstanding were cancelled and retired, so that immediately prior to the private placement described below, we had 28,571,430 shares issued and outstanding. China LianDi also deposited $275,000 into an escrow account which amount was paid to Reed Buley, owner of the cancelled shares, as a result of the Share Exchange having been consummated.

Private Placement

On February 26, 2010 and immediately following the Share Exchange, we entered into a securities purchase agreement with certain investors (collectively, the “Investors”) for the issuance and sale in a private placement of 787,342 units (the “Units”) at a purchase price of $35 per Unit, consisting of, in the aggregate, (a) 7,086,078 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of common stock (the “Conversion Shares”), (b) 787,342 shares of common stock (the “Issued Shares”), (c) three-year Series A Warrants (the “Series A Warrants”) to purchase up to 1,968,363 shares of common stock, at an exercise price of $4.50 per share (the “Series A Warrant Shares”), and (d) three-year Series B Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to purchase up to 1,968,363 shares of common stock, at an exercise price of $5.75 per share (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”), for aggregate gross proceeds of approximately $27.56 million (the “Private Placement”). The issuance of the Units was exempt from registration pursuant to Section 4(2) of the Securities Act, and Regulation D or Regulation S promulgated thereunder.

In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement with the SEC to register for resale the Issued Shares, the Conversion Shares and the Warrant Shares within 30 calendar days of the Closing Date, and to have such registration statement declared effective within 180 calendar days of the Closing Date. We agreed to keep such registration statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by such registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule144. If we do not comply with the foregoing obligations under the Registration Rights Agreement, we will be required to pay cash liquidated damages to each investor, at the rate of 2% of the applicable subscription amount for each 30 day period in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any shares that may be sold pursuant to Rule 144 under the Securities Act, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

We also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which China LianDi Energy Resources Engineering Technology Ltd. (the “Principal Stockholder”), an affiliate of Jianzhong Zuo, our Chief Executive Officer, President and Chairman, delivered into an escrow account 1,722,311 shares of common stock (the “Escrow Shares”) to be used as a share escrow for the achievement of a fiscal year 2011 net income performance threshold of $20.5 million. With respect to the 2011 performance year, if we achieve less than 95% of the 2011 performance threshold, then the Escrow Shares for such year will be delivered to the Investors in the amount of 86,115.55 shares (rounded up to the nearest whole share and pro rata based on the number of shares of Series A Preferred Stock owned by such Investor at such date) for each full percentage point by which such threshold was not achieved up to a maximum of 1,722,311 shares. Any Escrow Shares not delivered to any Investor because such Investor no longer holds shares of Series A Preferred Stock or Conversion Shares, or because the 2011 performance threshold was met, shall be returned to the Principal Stockholder.

For the purposes of the Securities Escrow Agreement, net income is defined in accordance with US GAAP and reported by us in our audited financial statements for fiscal year ended 2011; provided, however, that net income for fiscal year ended 2011 shall be increased by any non-cash charges incurred (i) as a result of the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Series A Preferred Stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the Investors, as applicable, pursuant to the terms of the Securities Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to its PRC shareholders, upon the exercise of options granted to such PRC shareholders by the Principal Stockholder, as of the date of the Securities Escrow Agreement, (iv) as a result of the issuance of Warrants to any placement agent and its designees in connection with the Private Placement, (v) the exercise of any Warrants to purchase common stock outstanding and (vi) the issuance under any performance based equity incentive plan that we adopt. Net income will also be increased to adjust for any cash or non-cash charges resulting from the payment of dividends on the Series A Preferred Stock in connection with the Private Placement.

On the Closing Date, we and China LianDi Energy Resources Engineering Technology Ltd., an affiliate of Jianzhong Zuo, our Chief Executive Officer, President and Chairman, entered into a lock-up agreement whereby such entity is prohibited from selling our securities until six (6) months after the effective date of the registration statement required to be filed under the Registration Rights Agreement. For one (1) year thereafter, it will be permitted to sell up to one-twelfth (1/12) of its initial holdings every month.

Industry and Market Overview

China Petroleum and Petrochemical Industries

According to the U.S. Energy Information Administration Report dated July 2009, we have obtained the following industry and market overview.

China consumed an estimated 7.8 million barrels per day (“bbl/d”) of oil in 2008, making it the second-largest oil consumer in the world behind the United States. During that same year, China produced an estimated 4.0 million bbl/d of total oil liquids, of which 96 percent was crude oil. China’s net oil imports were approximately 4.1 million bbl/d in 2009, again making it the second-largest net oil importer in the world behind the United States. Energy Information Administration forecasts that China’s oil consumption will continue to grow during 2010, with oil demand reaching 8.2 million bbl/d in 2010. This anticipated growth of over 390,000 bbl/d between 2008 and 2010 represents 31 percent of the projected world oil demand growth in non-OECD countries according to the July 2009 Short-Term Energy Outlook. According to Oil & Gas Journal (“OGJ”), China had 16 billion barrels of proven oil reserves as of January 2009.

China’s national oil companies (“NOCs”) wield a significant amount of influence in China’s oil sector. Between 1994 and 1998, the Chinese government reorganized most state-owned oil and gas assets into two vertically integrated firms: the China National Petroleum Corporation (“CNPC”) and the China Petroleum and Chemical Corporation (“Sinopec”). These two conglomerates operate a range of local subsidiaries, and together dominate China’s upstream and downstream oil markets. CNPC remains the much larger NOC and is the leading upstream participant in China. CNPC, along with its publicly-listed arm PetroChina, accounts for roughly 60 percent and 80 percent of China’s total oil and gas output, respectively. Sinopec, on the other hand, has traditionally focused on downstream activities such as refining and distribution with these sectors making up 76 percent of the company’s revenues in 2007.

Additional state-owned oil firms have emerged in the competitive landscape in China over the last several years. The China National Offshore Oil Corporation (“CNOOC”), which is responsible for offshore oil exploration and production, has seen its role expand as a result of growing attention to offshore zones. Also, the Company has proven to be a growing competitor to CNPC and Sinopec by not only increasing its oil exploration and production expenditures in the South China Sea but also extending its reach into the downstream sector particularly in the southern Guangdong Province through its recent 300 billion yuan investment plan. The Sinochem Corporation and CITIC Group have also expanded their presence in China’s oil sector, although their involvement in the oil sector remains dwarfed by CNPC, Sinopec, and CNOOC. The government intends to use the stimulus plan to enhance energy security and strengthen Chinese NOCs’ global position by offering various incentives to invest in both upstream and downstream oil markets.

China Oil Refineries

China had 6.4 million bbl/d of crude oil refining capacity at 53 facilities as of January 2009, according to OGJ. China’s National Energy Administration’s goal is to raise refining capacity to 8.8 million bbl/d by 2011. According to the BP Statistical Review of World Energy, refinery utilization in China increased from 67 percent in 1998 to 89 percent in 2008.

Sinopec and CNPC are historically the two dominant providers in China’s oil refining sector, accounting for 50 percent and 35 percent of the capacity, respectively. However, CNOOC entered the downstream arena and commissioned the company’s first refinery, the 240,000 bbl/d Huizhou plant, in March 2009 in order to process the high-sulfur crudes from its Bohai Bay fields. Sinochem has also proposed a number of new refineries, and national oil companies from Kuwait, Saudi Arabia, Russia, and Venezuela have entered into joint-ventures with Chinese companies to build new refining facilities. Sinopec and PetroChina plan to commission about 450,000 bbl/d and 400,000 bbl/d, respectively, of expansion and greenfield capacity by 2011. In light of the recent economic downturn, some firms have postponed launching refinery projects until product demand picks up again. Also, the National Development and Reform Commission (“NDRC”) outlined in May 2009 that it plans to eliminate refineries of 20,000 bbl/d with inefficient equipment and ban any new projects in efforts to encourage economies of scale and energy efficiency measures. In addition, PetroChina is branching out to acquire refinery stakes in other countries in efforts to move downstream and secure more global trading and arbitrage opportunities. The Company recently purchased a 45.5 percent stake in Singapore Petroleum for $1 billion, and received approval to purchase 49 percent of Nippon Oil’s Osaka refinery in Japan in June 2009.

The expansive refining sector has undergone modernization and consolidation in recent years, with dozens of small refineries, accounting for about 20 percent of total fuel output, shut down and larger refineries expanding and upgrading their existing systems.

China Oil Prices

The Chinese government decided to launch a fuel tax and reform of the country’s product pricing mechanism in December 2008 to tie retail oil product prices more closely to international crude oil market, attract downstream investment, ensure profit margins for refiners, and reduce energy intensity caused by distortions in the market pricing. When international crude oil prices skyrocketed in mid-2008, the capped fuel prices downstream caused some refiners, especially the smaller refiners, to cease production causing supply shortfalls and the major NOCs, particularly Sinopec, to incur substantial profit losses. In order to stem state-refiners’ losses during the first half of last year, the government issued value added tax rebates on fuel imports and some direct subsidies.

China is currently taking advantage of the economic recession to liberalize its pricing system and encourage more market responsiveness. When fuel prices fluctuate more than 4 percent of the average crude oil price of three grades for over 22 consecutive working days, the NDRC can alter the ex-refinery price. The government also sets transportation charges, processing costs, and refining margins (5% when crude prices are below $80/bbl). Additionally, a consumption tax and value-added tax is added for gasoline and diesel fuels. These taxes are set to replace six transportation fees established by local authorities.

Imports of Heavy Crude Oil

China has swelled into the world’s second-largest consumer of oil. According to government statistics, China’s imports have grown from about 6 percent of its oil needs a decade ago, to roughly one-third in 2004 and are forecast to rise to 60 percent by 2020. China has emerged from being a net oil exporter in the early 1990s to become the world’s second-largest net importer of oil in 2009. Despite the economic slowdown in exports and domestic demand in the past year, China’s demand for energy remains high. China has turned to the Middle East, South America, Russia, Central Asia and Africa for sources of crude oil. The Middle East remains the largest source of China’s oil imports, although African countries also contribute a significant amount. According to FACTS Global Energy, China imported 3.6 million bbl/d of crude oil in 2008, of which approximately 1.8 million bbl/d (50%) came from the Middle East, 1.1 million bbl/d (30%) from Africa, 101,000 bbl/d (3%) from the Asia-Pacific region, and 603,000 bbl/d (17%) came from other countries. In 2008, Saudi Arabia and Angola were China’s two largest sources of oil imports, together accounting for over one-third of China’s total crude oil imports. Recently, China has taken bold steps to significantly increase its oil imports from Venezuela. The Chinese government has signed contracts with Venezuela for purchase contracts and production projects, as part of an effort to diversify and increase oil imports from Venezuela to 1 million bbl/d from the existing 400,000 bbl/d. In addition, China’s largest oil producer, CNPC and CNOOC have signed agreements to develop oil and gas resources in Venezuela. The sound relationship between the Chinese and Venezuelan governments will contribute to a greater number of partnerships between Chinese oil production companies and the Venezuelan oil and gas resources, increasing oil imports from Venezuela.

As China diversifies its crude oil import sources and expands oil production domestically, state-owned refiners will have to adjust to the changing crude slate. Traditionally, many of China’s refineries were built to handle relatively light and sweet crude oils, such as Daqing and other domestic sources. However, the viscosity and specific gravity of crude oil from South America and Africa are both higher than the other countries from which China traditionally acquired imports, especially the heavy crude oil with high resin from Venezuela. Because delayed coking unit technology is necessary for processing this crude oil, the increase in heavy crude oil imports will increase demand for unheading units. Furthermore, China’s growing dependence on heavy crude oil imports from Venezuela will make it necessary for refineries across China to acquire advanced technology for the delayed coking process.

China Environmental Regulations

In recent years, the Chinese government has made protection of the environment a priority, strengthening its environmental legislation. In 2005, the Chinese government’s State Environmental Protection Administration enacted a new, far-reaching regulatory and environmental initiative including reduced total emissions by 15% and increasing China’s energy efficiency by 30%. Furthermore, each province in China has followed the central government’s directive and established their own targets for pollution issues that affect their province. Most of the provinces pollution reduction targets have focused on air pollution caused largely by sulfur dioxide emissions and water pollution. Also, since China entered the World Trade Organization in 2001 and has begun to play an increasingly larger role in international politics, the government has been held more accountable for its climate footprint. At the Copenhagen Climate Conference, the central Chinese government pledged to cut emissions by 40 percent and is expected to agree to new targets to reduce pollution at the next U.N. Climate Summit in Mexico City December 2010.

Our Principal Products and Services

Our principal products and services include:

•	distributing a wide range of petroleum and petrochemical valves and equipment, includingunheading units for the delayed coking process, as well as providing associated value-addedtechnical services;

•	providing systems integration services; and

•	developing and marketing proprietary optimization software for the polymerization process.

Enclosed Unheading Units

A primary method in the refining industry of refining crude oil into gasoline, jet and diesel fuel requires a process known as delayed coking. Delayed coking is the most efficient and cost-effective solution for refining a range of inferior-grade domestic and imported crude oil. Delayed coking is a severe form of thermal cracking requiring high temperatures for an extended period of time, heating crude oil to high temperatures and pumping it into large pressurized drums. Using a delayed coking unit, this process breaks the heavy crude oil into lighter, more valuable fluids which are vaporized and removed, while the solid, unconverted, coal-like byproduct called “coke” remains in the drum. Due to the extreme temperatures required in the process and volume of the coke, unheading, or opening both the bottom and top of the drum to remove the coke, has the potential to be one of the most dangerous refinery operations and has been the cause of numerous severe accidents. This portion of delayed coking operations (drum switching and coke cutting) creates unique hazards, resulting in relatively frequent and serious accidents due to the significant hands on component required in the process. Historically, this manual, less efficient and dangerous method has been used in the process of delayed coking. We are providing a fully automated and totally enclosed process of delayed coking, eliminating exposure risks for the workers involved. We believe that this new delayed coking equipment will enjoy broad adoption by Chinese refineries (broad adoption has already occurred in US and European markets) due to its improved safety and efficiency.

We have had close relationships with manufacturers of industrial valves and delayed coking unheading systems. We plan to install the first totally enclosed unheading units in China in 2011 for Sinochem Quanzhou. In addition, as part of one of our many potential growth strategies, we are in discussions to invest in the first facility in China to manufacture select supporting components and assemble the unheading units for DeltaValve, a division of Curtiss-Wright Flow Control Corporation (“DeltaValve”). Investing in a facility like the potential venture with DeltaValve would allow us to significantly increase our gross margin on the sale of unheading units.

We intend to purchase a 16.5-acre land parcel in the Tianjin Port Industry Area for approximately $5.9 million. We intend to use the land to construct a new manufacturing facility for our state-of-the-art, totally enclosed delayed coking unheading units. We expect the purchase to close within the next 60 days. Upon the closing of the land purchase, a three-month site preparation project will begin as will our design of the manufacturing facility. The completion of the new facility will be accomplished in two major phases: Phase I includes the installation of major utility infrastructure, which includes water, gas and electricity supply and Phase II includes the construction of the manufacturing facility. Phase I is expected to be completed by the end of 2010. Production is expected to begin by the third quarter of calendar year 2011, with five initial shipments of unheading units planned for the first full year of production, which is expected to contribute at least $10 million in revenues for our fiscal year ending March 31, 2012.

The DeltaValve unheading unit has significant safety advantages over all other currently available unheading equipment because it eliminates exposure risks to personnel and the atmosphere. With a fully automated system, workers are safely able to conduct unheading delayed coking remotely and mitigate potential dangers. In addition, these unheading units significantly increase refinery throughput and lower operation costs.

An unheading unit with one-million ton annual capacity can generate a total economic benefit of $7.4 million for our customers for the following reasons:

•            cost per unit installation is $3 million, and total cost for an upgraded delayed coking system is recouped typically within one year;

•            30% – 40% less expensive to buy than the competing product from Z&J Technologies GmbH;

•            shorter cycle times and reduced maintenance expenses;

•            lower costs for water usage and wastewater treatment;

•            increased ability to process inferior grades of crude oil; and

•            25% tax deduction for energy saving and environment-friendly products.

Currently, there are 120 existing coking units in China that could potentially benefit from a totally enclosed unheading unit. The number of coking units is expected to grow at a rate of 10% annually and is projected to have a market size of almost $1 billion over the next 10 years, of which we expect significant penetration.

Distribution & Technical Services

We distribute hundreds of different types of valves and related equipment from manufacturers/suppliers such as Cameron (NYSE: CAM) and Poyam Valves. We also provide related value-added technical services to manufacturers and petroleum and petrochemical companies. We provide locally customized technical services for international companies who sell products in China but who do not have local offices. For these companies, we offer our services by enlisting our engineers on the ground to provide localized services for their products. Our technical services include, but are not limited to: communicating with the R&D arms of the large Chinese oil companies; verifying and confirming the specification of products; and product inspecting, maintenance and debugging assistance.

Currently we are negotiating with a large manufacturer to set up its valve technology service center in China. We will provide their technical services and conduct marketing campaigns in the Chinese market. We have also provided technical services to principle European manufacturers and assisted one to become the vender of block valves for the second line in the West-East Gas Pipeline Project.

Systems Integration

We provide systems integration services for self-control of the chemical production process. This process includes integration of storage operations and transportation of valve instruments from tank farms, as well as providing upgrading services of programmable logic controllers with instrument systems. Currently, we are undertaking systematic integrations of operations in several chemical plant tank farm projects.

Software

Polymerization reaction is very important in the petrochemical process. It converts ethylene, propylene and other major gas-phase products into solid products which in turn can be further processed. Polymerization provides raw materials for downstream industries. The conditions important to the polymerization reaction process are mainly temperature, pressure, flow, liquid level and the catalyst. Prior to using a new process or before a catalyst is put into mass production, as well as before products are officially used, the process needs to be tested. Our software helps test the processes by producing data collection, performance analysis and process optimization indications. Polymerization reaction data collection and analysis software provides production process automation control. Our software can also be applied to other industries including the coal and steel industries.

Depending on customers’ needs, our products and services may be bundled together or provided individually.

Our Competitive Strengths

Our competitive strengths include:

Product advantages

We import high-quality petroleum and petrochemical valves and distribute them to our domestic clients who are large petroleum and petrochemical companies located and operating in China. Our suppliers are global and reputable industrial equipment manufacturers with leading technology among their competitors. Our international suppliers include Cameron, DeltaValve and Poyam Valves. We also work with the R&D subsidiaries of CNPC and Sinopec, as well as other independent research institutes, to determine standards in the petroleum and petrochemical industries. Our software is used by petrochemical companies during the polymerization reaction of ethylene production for data collection, performance analysis and process optimization. We believe it has several advantages over similar products, including lower costs, better quality control, improved process optimization and customization to individual customers.

Client relationship advantages

Most of the petroleum and petrochemical companies are very large state-owned enterprises in China which set high standards and thresholds for products and services providers. We have agreements with the three largest industry leaders, CNOOC, Sinochem Group and CNPC, to provide equipment and technical services and have worked closely with them for almost 10 years. Material terms of the agreements vary, however, our key management personnel have at least 10-20 years of experience in the industry, have established broad channels and networks within the industry and have earned the trust of these large state-owned industry leaders. We have also maintained strong relationships with our suppliers and research institutions.

Research and development advantage

We have partnered with the leading industrial research and development institutions throughout China to develop standards for the petroleum and petrochemical industries, which has led to the development of our integrated products and services and their achievement of a higher level of technological sophistication as compared with our competitors. Specifically, we have partnered and/or worked with Luoyang Petrochemical Engineering Corporation and Sinopec Engineering Incorporation, which are R&D institutions wholly owned by Sinopec; and China Huanqiu Contracting & Engineering Corporation and China Petroleum Pipeline Engineering Corporation, which are R&D institutions wholly owned by CNPC. These engineering companies are actually Sinopec and CNPC’s R&D institutions. These companies assist Sinopec and CNPC with the design and construction of both new and old production facilities. Generally, our role focuses on assisting these companies with locating suitable products from around the world to complete various aspects of the facilities design. For example, the Company uses its expertise in flow control equipment to help identify and select valves and other equipment that meet specific design requirements.

We currently have approximately 120 employees, many from China’s largest petroleum and petrochemical companies and research and development subsidiaries and possessing extensive technology and R&D capabilities.

Comprehensive localized system integration advantage

We have accumulated more than five years of comprehensive system integration services experience with a relatively stable base of clients and products and an effective operational team. This experience has allowed us to emerge as a high-end integrator of industrial products and related engineering services. We have the ability to understand our customers’ current systems and needs, and then design the total solution to integrate international products and technologies with their local systems.

Clean technology advantage

We are engaged in modernizing China’s delayed coking industry by being the first company to bring DeltaValve’s affordable, environment-friendly, safe and maintenance-free coke-drum enclosed unheading system to the Chinese marketplace. The delayed coking process produces more pollution than any other refining step. The totally enclosed unheading units we distribute and install significantly reduce emissions. Given the Chinese government’s aggressive industry targets to reduce air pollution, traditional delayed coking units will have to be updated. In addition, our product is superior in price, performance and reliability.

Benefit from income tax policy

Our PRC subsidiary, Beijing JianXin, has been qualified as a software enterprise by the related government authorities. Accordingly, Beijing JianXin can benefit from an income tax exemption for two years beginning with its first profitable year of 2009 and a 50% tax reduction to a rate of 12.5% for the subsequent three years. This tax benefit will reduce the capital demands in our operating activities and allow us to invest more funding into long-term projects and to better serve our clients.

Experienced workforce

Currently, many of our senior managers and engineers have significant prior experience in the petroleum and petrochemical industry. Many of our employees have graduated from petrochemical based institutions and colleges. Our executive team has over 100 years of management experience in the aggregate and provides excellent operating and technical administration for our company.

Healthy financial growth

We are projecting 100% year-to-year net income growth for fiscal year 2010 ending March 31, 2010, compared with that of 2009, and 67.7% year-to-year projected organic net income growth to $25 million for fiscal year 2011.

Supplier Relationships

We distribute high quality products of international suppliers, which affords us a distinctive reputation and significant profit. We have close relationships with reputable brand name manufacturers, and remain the largest distributor of many of their products in China. For example, we currently have agreements with AMPO S. COOP — Poyam Valves (“AMPO”) and DeltaValve. Both AMPO and DeltaValve are equipment suppliers. We have signed an agreement with AMPO dated January 2010, where we will set up an after-sale services institution in China of AMPO valves and provide spare parts of AMPO valves to the China market. The agreement is for the duration of 2 years with the option to sign additional agreements after expiration. We also recently signed an agreement with DeltaValve dated February 2010 to be an independent distributor for purchase and resale of coker unheading systems, isolation valves and related spare parts for 2 years.

A description of each of these agreements is as follows:

After-sale Services Agreement by and between AMPO S. coop Poyam Valves and Petrochemical Engineering Limited

On June 17, 2009, we entered into a two-year agreement with AMPO S. coop Poyam Valves pursuant to which AMPO appointed us as a provider of after-sale services for AMPO products in China. Pursuant to this agreement, AMPO provides training to our engineers, who in turn service AMPO products for customers.  We are prohibited from providing after-sale services for any competitor of AMPO in any territory where we provide after-sale services for AMPO, and we warrant our repairs for 6 months. For service that falls within AMPO’s warranty to its customers, AMPO pays us between RMB 200 and 600 / hour / person for our engineers’ time, plus travel costs.  Otherwise, the end-user pays AMPO at negotiated rates.  Either party may terminate the agreement on three months notice.

International Distributor Agreement Between DeltaValve and PetroChemical Engineering Limited

On February 12, 2010, we entered into a two-year agreement with Curtiss-Wright Flow Control Corporation, a Delaware corporation, acting through its DeltaValve Division, pursuant to which DeltaValve appointed us to act as an independent distributor of certain of its products in order to market, promote service and sell DeltaValve products in China.  Pursuant to this agreement, we agreed to purchase at least $10,000,000 of DeltaValve Coker Unheading Systems, Isolation Valves and related spares parts per year for resale.  The agreement restricts us from providing similar services to any entity within China providing competing products.  DeltaValve may terminate the agreement at will upon 90 days notice, or otherwise for cause. Upon termination, DeltaValve determines whether we may sell our existing inventory of its products to end-users or whether we must sell them to DeltaValve at then current prices less any applicable discounts or at the net price paid by us, whichever is lower.  Such sales, as applicable, are our only remedies for the termination or expiration of the agreement and shall be in lieu of all other claims.

Growth Strategy

We plan to strengthen our leading position and achieve rapid growth through the following strategies:

•	Product localization: we plan to localize our products by establishing a manufacturing andassembly facility in China, which will significantly decrease our costs and increase ourcompetitive strength;

•
Strengthen our research and development effort to increase the functions and the stability of ouroptimization software to increase the sales volume of our software products which have arelatively high gross margin; and

•	Expand our distribution channels and network by increasing the sales force to collect moreindustrial information and enhance the communication with existing potential clients.

Competition

We compete against other companies which seek to provide the Chinese petroleum refinery industry with a wide range of petroleum and petrochemical valves and equipment and associated technical and engineering services. Much like us, these companies compete on the basis of cost, the size of their distribution product portfolio, and level of technical and engineering expertise. In addition, similar products to those distributed by us are available from domestic Chinese and foreign manufacturers and compete with the products in our distribution portfolio.

Z&J Technologies GmbH is a German industrial valve company and a direct competitor to China LianDi/DeltaValve’s enclosed unheading units. Honeywell is also a competitor of China LianDi’s optimization software.

Methods of Distribution

We maintain aggressive sales channels and distribution networks in China with an approximately 21 member sales team. We have spent significant amount of time developing relationships with international equipment suppliers, and with the PRC’s largest petroleum and petrochemical companies.

Our Suppliers

We maintain close relationships with, and distribute products for large, industry leading valve and equipment manufacturers, including Cameron, Poyam Valves, Rotork, Perar S.p.A, Kanon Loading Equipment BV, and DeltaValve. Most of our suppliers renew annually, though some suppliers have signed multi-year agreements. We expect all existing supplier relationships will continue on an ongoing basis, and that going forward we will add new partners to diversify our supplier base.

Significant Customers

For the fiscal year ended March 31, 2010, our major customer breakdown as a percentage of revenues was as follows: Sinopec: 51%; CNPC: 40%; and other: 9%. We are dependent on China’s largest petroleum and petrochemical companies in our distribution business. As we grow our business, we intend to diversify our customer relationships that can benefit from our technology and software business.

Research and Development

We have partnered with the leading industrial research and development institutions throughout the PRC to develop standards for the petroleum and petrochemical industries, which has led to the development of our integrated products and services and their achievement of a higher level of technological sophistication as compared with our competitors.

The leading industrial research and development institutions we have partnered with are Luoyang Petrochemical Engineering Corporation and Sinopec Engineering Incorporation, which are R&D institutions wholly owned by Sinopec; and China Huanqiu Contracting & Engineering Corporation and China Petroleum Pipeline Engineering Corporation, which are R&D institutions wholly owned by CNPC. These engineering companies are actually Sinopec and CNPC’s R&D institutions. They assist Sinopec and CNPC with the design and construction of both new and old production facilities. During this process, the Company’s role focuses primarily on assisting these companies with locating suitable products from around the world to complete various aspects of the facilities design. For example, the Company uses its expertise in flow control equipment to help identify and select valves and other equipment that meet specific design requirements.

Specifically, our engineering staff understands all specifications, budget parameters and functional project requirements. We then use this understanding to find suitable products and suppliers. As part of this process, we help our partners reduce costs by designing and/or improving certain systems, including hydraulic systems, control systems, supporting bracket, and other systems. Finally, we assist with the integration of these products within their core products.

We currently have approximately 40 employees dedicated to research and development activities. During the fiscal year ended March 31, 2010, we spent approximately $91,000 on such activities.

Government Regulation

Our business operations do not require any special government licenses or permits.

Compliance with Environmental Laws

We believe that we are in compliance with the current material environmental protection requirements. Our costs attributed to compliance with environmental laws is negligible.

Intellectual Property

The PRC has adopted legislation governing intellectual property rights, including patents, copyrights and trademarks. The PRC is a signatory to the main international conventions on intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights upon its accession to the WTO in December 2001.

We have five software copyright certificates issued by the State Copyright Office of the PRC as listed below:

Names of Software	Registration Number
V1.0	2008SRBJ6676
Software V1.0 of Data Processing Platform for Chemical Production System.
V1.0	2009SRBJ5672
Software V1.0 of Dispatch Management Platform for Oil and Gas Pipeline
V1.0	2009SR036455
Software V1.0 of Automatic Calibration for Oil and Gas Pipeline Measuring Station
V1.0	2009SR036454
Software V1.0 of Data Collection Post-Processing Platform
V1.0	2009SRBJ5783

With this intellectual property, we believe we can facilitate the services that are in demand by our customers.

Legal Proceedings

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Employees

As of March 31, 2010, we had 124 full-time employees, including 40 in technology and R&D; 39 engineers; 21 in sales; 6 members of management and 18 others, including accounting, administration and human resources.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

Generally, we enter into a standard employment contract with our officers and managers for a set period of years and a standard employment contract with other employees for a set period of years. According to these contracts, all of our employees are prohibited from engaging in any activities that compete with our business during the period of their employment with us. Furthermore, the employment contracts with officers or managers include a covenant that prohibits officers or managers from engaging in any activities that compete with our business for two years after the period of employment.

Corporation Information

Our principal executive offices are located at Unit 401-405.4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089, Tel: (86) (0)10-5872 0171, Fax: (86) (0)10-5872 0181.

PRC Government Regulations

Our operations are subject to numerous laws, regulations, rules and specifications of the PRC relating to various aspects. We are in compliance in all material respects with such laws, regulations, rules, specifications and have obtained all material permits, approvals and registrations relating to human health and safety, the environment, taxation, foreign exchange administration, financial and auditing, and labor and employments. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations. Below we set forth a summary of the most significant PRC regulations or requirements that may affect our business activities operated in the PRC or our shareholders’ right to receive dividends and other distributions of profits from Beijing JianXin, a wholly foreign owned enterprise under the PRC laws.

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. The business license of Beijing JianXin covers its present business of distributing industrial oil and gas equipment and providing related technical and engineering services, developing and marketing optimization software for the polymerization process and providing clean technology solutions for the delayed coking industry. Prior to expanding Beijing JianXin’s business beyond that of its business license, we are required to apply and receive approval from the PRC government.

Annual Inspection

In accordance with relevant PRC laws, all types of enterprises incorporated under the PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of PRC or its local branches. In addition, foreign-invested enterprises are also subject to annual inspections conducted by PRC government authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different government authorities, the Measures on Implementing Joint Annual Inspection issued by the PRC Ministry of Commerce together with other six ministries in 1998 stipulated that foreign-invested enterprises shall participate in a joint annual inspection jointly conducted by all relevant PRC government authorities. Beijing JianXin, as a foreign-invested enterprise, has participated and passed all such annual inspections since its establishment on May 6, 2008.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the Ministry of Commerce, or the MOFCOM, and the National Development and Reform Commission, or the NDRC, in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. Beijing JianXin’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of the State Administration of Foreign Exchange, or SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), Foreign Invested Enterprises, or FIEs, may purchase foreign exchange without the approval of the SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, foreign-invested enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, the SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to the Notice 142, FIEs shall obtain verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. The Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, the SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the SAFE on November 24, 2005 and May 29, 2007, respectively. SAFE Notice 75 states that PRC residents, whether natural or legal persons, must register with the relevant local SAFE branch prior to establishing or taking control of an offshore entity established for the purpose of overseas equity financing involving onshore assets or equity interests held by them. The term “PRC legal person residents” as used in SAFE Notice 75 refers to those entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC natural person residents” as used in SAFE Notice 75 includes all PRC citizens and all other natural persons, including foreigners, who habitually reside in the PRC for economic benefit. The SAFE implementation notice of November 24, 2005 further clarifies that the term “PRC natural person residents” as used under SAFE Notice 75 refers to those “PRC natural person residents” defined under the relevant PRC tax laws and those natural persons who hold any interests in domestic entities that are classified as “domestic-funding” interests.

PRC residents are required to complete amended registrations with the local SAFE branch upon: (i) injection of equity interests or assets of an onshore enterprise to the offshore entity, or (ii) subsequent overseas equity financing by such offshore entity. PRC residents are also required to complete amended registrations or filing with the local SAFE branch within 30 days of any material change in the shareholding or capital of the offshore entity, such as changes in share capital, share transfers and long-term equity or debt investments or, providing security, and these changes do not relate to return investment activities. PRC residents who have already organized or gained control of offshore entities that have made onshore investments in the PRC before SAFE Notice 75 was promulgated must register their shareholdings in the offshore entities with the local SAFE branch on or before March 31, 2006.

Under SAFE Notice 75, PRC residents are further required to repatriate into the PRC all of their dividends, profits or capital gains obtained from their shareholdings in the offshore entity within 180 days of their receipt of such dividends, profits or capital gains. The registration and filing procedures under SAFE Notice 75 are prerequisites for other approval and registration procedures necessary for capital inflow from the offshore entity, such as inbound investments or shareholders loans, or capital outflow to the offshore entity, such as the payment of profits or dividends, liquidating distributions, equity sale proceeds, or the return of funds upon a capital reduction.

Government Regulations Relating to Taxation

On March 16, 2007, the National Peoples Congress or the NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises.” Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if the beneficial owner in Hong Kong owns more than 25% of the registered capital in a company in the PRC.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined company’s tax rate in the future could have a material adverse effect on its financial conditions and results of operations.

Regulations of Overseas Investments and Listings

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the China Securities Regulatory Commission or the CSRC, the State Asset Supervision and Administration Commission or the SASAC, the State Administration of Taxation, or the SAT, the State Administration for Industry and Commerce or the SAIC and SAFE, amended and released the New M&A Rule, which took effect as of September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle (“SPV”) formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by SPVs. The CSRC approval procedures require the filing of a number of documents with the CSRC. The application of the New M&A Rule with respect to overseas listings of SPVs remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

Regulation of the Software Industry

Software Copyright

The China State Council promulgated the Regulations on the Protection of Computer Software, or the Software Protection Regulations, on December 20, 2001, which became effective on January 1, 2002. The Software Protection Regulations were promulgated, among other things, to protect the copyright of computer software in China. According to the Software Protection Regulations, computer software that is independently developed and exists in a physical form or is attached to physical goods will be protected. However, such protection does not apply to any ideas, mathematical concepts, processing and operation methods used in the development of software solutions.

Under the Software Protection Regulations, PRC citizens, legal persons and organizations shall enjoy copyright protection over computer software that they have developed, regardless of whether the software has been published. Foreigners or any person without a nationality shall enjoy copyright protection over computer software that they have developed, as long as such computer software was first distributed in China. Software of foreigners or any person without a nationality shall enjoy copyright protection in China under these regulations in accordance with a bilateral agreement signed between China and the country to which the developer is a citizen of or in which the developer habitually resides, or in accordance with an international treaty to which China is a party.

Under the Software Protection Regulations, owners of software copyright protection shall enjoy the rights of publication, authorship, modification, duplication, issuance, lease, transmission on the information network, translation, licensing and transfer. Software copyright protection takes effect on the day of completion of the software’s development.

The protection period for software developed by legal persons and other organizations is 50 years and ends on the thirty-first day of December of the fiftieth year from the date the software solution was first published. However, the Software Protection Regulations will not protect the software if it is published within 50 years of the completion of its development. A contract of licensing shall be made to license others to exploit the software copyright, and if the licensing of exploitation of software copyright is exclusive, a written contract shall be made. A written contract also shall be made for the transfer of any software copyright.

Civil remedies available under the Software Protection Regulations against infringements of copyright include cessation of the infringement, elimination of the effects, apology and compensation for losses. The administrative department of copyright shall order the infringer of software copyright to stop all infringing acts, confiscate illegal gains, confiscate and destroy infringing copies, and may impose a fine on the offender under certain circumstances. Disputes regarding infringements of software copyright may be settled through mediation. In addition, the parties involved in the disputes may apply for arbitration in accordance with any arbitration provisions set forth in the copyright contract or arbitration agreement otherwise entered into between or among the parties. If the parties neither have an arbitration provision in the copyright contract, nor an arbitration agreement, they may resolve their dispute through the PRC courts directly.

Software Copyright Registration

On February 20, 2002, the State Copyright Administration of the PRC promulgated and enforced the Measures Concerning Registration of Computer Software Copyright Procedures, or the Registration Procedures, to implement the Software Protection Regulations and to promote the development of China’s software industry. The Registration Procedures apply to the registration of software copyrights and software copyright exclusive licensing contracts and assignment contracts. The registrant of a software copyright will either be the copyright owner, or another person (whether a natural person, legal person or an organization) in whom the software copyright becomes vested through succession, assignment or inheritance.

Pursuant to the Registration Procedures, the software to be registered must (i) have been independently developed or (ii) significantly improve in its function or performance after modification from the original software with the permission of the original copyright owner. If the software being registered is developed by more than one person, the copyright owners may nominate one person to handle the copyright registration process on behalf of the other copyright owners. If the copyright owners fail to reach an agreement with respect to the registration, any of the copyright owners may apply for registration but the names of the other copyright owners must be recorded on the application.

The registrant of a software copyright and the parties to a software copyright assignment contract or exclusive licensing contract may apply to the Copyright Protection Center of the PRC for registration of such software copyright and contracts. To register a software copyright, the following documents shall be submitted: (i) a completed software copyright registration application form in accordance with relevant requirements; (ii) identification materials of software; and (iii) relevant documentation demonstrating ownership. To register a software copyright assignment contract or exclusive licensing contract, the following materials shall be submitted: (i) a completed contract registration form in accordance with relevant requirements; (ii) a copy of the contract; and (iii) the applicant’s identification documents. The Copyright Protection Center of the PRC will complete its examination of an accepted application within 60 days of the date of acceptance. If an application complies with the requirements of the Software Protection Regulations and the Registration Procedures, a registration will be granted, a corresponding registration certificate will be issued and the registration will be publicly announced.

Software Products Administration

On October 27, 2000, the MIIT issued and enforced the Measures Concerning Software Products Administration, to regulate and administer software products and promote the development of the software industry in China. Pursuant to the Measures Concerning Software Products Administration, all software products operated or sold in China had to be duly registered and recorded with the relevant authorities, and no entity or individual is allowed to sell or distribute any unregistered and unrecorded software products.

To produce software products in China, a software producer was required to meet the following requirements: (i) it possessed the status of an enterprise legal person, and its scope of operations included the computer software business (including technology development of software or production of software products); (ii) it had a fixed production site; (iii) it possessed necessary conditions and technologies for producing software products; and (iv) it possessed quality control measures and capabilities for the production of software products. Software developers or producers were allowed to sell their registered and recorded software products independently or through agents, or by way of licensing. Software products developed in China had to be registered with the local provincial governmental authorities in charge of information industry and then filed with the taxation authority at the same level and MIIT. Imported software products (software developed overseas and sold or distributed into China), had to be registered with the MIIT. Upon registration, the software products had to be granted registration certificates. Each registration certificate was valid for five years from the issuance date and could be renewed upon expiry. The MIIT and other relevant departments carried out supervision and inspection over the development, production, operation and import/export activities of software products in China.

On March 1, 2009, the MIIT promulgated the amended and restated Measures Concerning Software Products Administration, or the New Measures, which became effective on April 10, 2009. Under the New Measures, software products operated or sold in China are not required to be registered or recorded by relevant authorities, and software products developed in China (including those developed in China on the basis of imported software) can enjoy certain favorable policies when they have been registered and recorded. The New Measures also eliminated the October 2000 requirements set forth above.

Policies to Encourage the Development of Software and Integrated Circuit Industries

On June 24, 2000, the State Council issued Certain Policies to Encourage the Development of Software and Integrated Circuit Industries, or the Policies, to encourage the development of the software and integrated circuit industries in China and to enhance the competitiveness of the PRC information technology industry in the international market. The Policies encourage the development of the software and integrated circuit industries in China through various methods, including:

(i)	Encouraging venture capital investment in the software industry and providing or assisting software enterprises to raise capital overseas;

(ii)
Providing tax incentives, including an immediate tax rebate for taxpayers who sell self-developed software products, before 2010, of the amount of the statutory value-added tax that exceeds 3% and a number of exemptions and reduced enterprise income tax rates;

(iii)	Providing government support, such as government funding in the development of software technology;

(iv)	Providing preferential treatment, such as credit facilities with low interest rates to enterprises that export software products;

(v)	Taking various strategies to ensure that the software industry has sufficient expertise; and

(vi)	Implementing measures to enhance intellectual property protection in China.

To qualify for preferential treatment, an enterprise must be recognized as a software enterprise by governmental authorities. A software enterprise is subject to annual inspection, failure of which in a given year shall cause the enterprise not to be able to enjoy the relevant benefits.

Item 1A.	Risk Factors

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Related to Our Business

Key employees are essential to growing our business.

Jianzhong Zuo, Jintai Zhao, Zipeng Zhang and Junheng Su are essential to our ability to continue to grow our business. These individuals have established key relationships with customers and suppliers within the industries in which we operate. If one or more of these key employees were to leave us, our relationships with our customers and suppliers may become strained, and our growth strategy might be hindered, which could limit our ability to increase revenue.

In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We may need additional capital and we may not be able to obtain it at acceptable terms, or at all, which could adversely affect our liquidity and financial position.

We may need additional cash resources due to changed business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to the following, and therefore may never occur:

•	investors’ perception of, and demand for, securities of similar oil and gas equipment and services/clean technology companies in China;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flow;

•	PRC governmental regulation of foreign investment in oil and gas equipment and services/clean technology companies in China;

•	economic, political and other conditions in China; and

•	PRC governmental policies relating to foreign currency borrowings.

We rely on computer software and hardware systems in managing our operations, the failure of which could adversely affect our business, financial condition and results of operations.

We are dependent upon our computer software and hardware systems in supporting our network and managing and monitoring programs on the network. In addition, we rely on our computer hardware for the storage, delivery and transmission of the data on our network. Any system failure which interrupts the input, retrieval and transmission of data or increases the service time could disrupt our normal operation. Any failure in our computer software or hardware systems could decrease our revenues and harm our relationships with our customers, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a limited number of suppliers could adversely impact our distribution capabilities or increase our costs, which could harm our reputation or materially and adversely affect our business, results of operations and financial condition.

We import high-quality petroleum and petrochemical valves and similar equipment from a limited number of third-party suppliers, including Cameron, DeltaValve and Poyam Valves, and distribute them to our domestic clients who are large petroleum and petrochemical companies located and operating in China. The failure of a supplier to supply valves and other equipment satisfying our quality, quantity and cost requirements in a timely and efficient manner could impair our ability to distribute these products, increase our costs, and have an adverse effect on our ability to maintain our client network of domestic buyers of this machinery. The third-party suppliers from whom we import petroleum and petrochemical valves and similar equipment have not committed, contractually or otherwise, to distribute their products through us on an exclusive or a non-exclusive basis. If we fail to maintain our relationships with these suppliers or fail to develop new relationships with other suppliers, we may only be able to distribute these products at a higher cost or after lengthy delays, or may not be able to distribute these products at all. If our suppliers identify alternative sales channels, they may choose to sell to other buyers or raise their prices. As a result, we may be compelled to pay higher prices to secure our product supply, which could adversely affect our business, results of operations and financial condition.

Although our continuing relationships with DeltaValve and other manufacturers are important components of our future growth plan, there can be no assurance that we will continue to be a distributor for such manufacturers, on an exclusive or non-exclusive basis, or that we will in the future successfully consummate the expansion and investment opportunities that we seek.

In the past, we have had a strong working relationship with DeltaValve and other manufacturers and have acted as the sole distributor of DeltaValve products in China. Although we believe that our relationship with DeltaValve and other manufacturers will continue, there is no assurance that we will retain our position as sole distributor of certain DeltaValve products, or as a distributor of other manufacturers’ products. DeltaValve and other manufacturers may determine to provide licenses to distribute their products to our competitors and/or may not renew our licenses with them on terms favorable to us or at all. Furthermore, although we continually explore many potential expansion and investment opportunities in our industry with third parties such as DeltaValve, there can be no assurance that the opportunities that we pursue will ultimately be consummated, or appropriately licensed and approved. In such circumstances, we may be required to pursue other opportunities at lower margins, which could adversely affect our business, results of operations and financial condition.

In the past several years we have derived a significant portion of our revenues from a small group of customers. If we are to remain dependent upon only a few customers, such dependency could negatively impact our business, operating results and financial condition.

Previously, our customer base has been highly concentrated. For the years ended March 31, 2010 and 2009, our two largest customers accounted for 91% and 47% of our total sales, respectively, and the single largest customer accounted for 51% and 30% of our total sales, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

Many of the contracts that we enter into with purchasers of our products contain liquidated damages provisions for up to 10% of the contract value which, if enforced, would have a negative effect on our business, financial condition and results of operations.

It is customary in our industry for purchase agreements to contain liquidated damages provisions and many of the purchase agreements that we enter into to sell our products contain provisions requiring us to pay a penalty for delays in delivery of our products in the amount of 1% of the contract value for each week delivery is delayed, up to a maximum penalty of 10% of the contract value.   We have never had an instance where a purchaser of our products has enforced this or similar liquidated damages provisions for delivery delays, but we can make no assurance that we will not have such provisions enforced against us in the future.  Any enforcement of liquidated damages provisions by our customers would have a negative effect on our business, financial condition and results of operations.

Our chairman and chief executive officer, Jianzhong Zuo, owns a substantial portion of our outstanding common stock, which will enable him to influence many significant corporate actions and in certain circumstances may prevent a change in control that would otherwise be beneficial to our stockholders.

As of the date hereof, our chairman and chief executive officer, Jianzhong Zuo, controls approximately 59.7% of our outstanding shares of common stock that are entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

We have limited insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Regulation of Our Business

Uncertainties with respect to government regulations applicable to our business could have a material and adverse effect on us.

There are substantial uncertainties regarding the interpretation and application of the PRC laws and regulations, including, but not limited to, the laws and regulations governing our business and our ownership of equity interest in Beijing JianXin. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to Beijing JianXin by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our PRC operating subsidiary will be subject to restrictions on dividend payments.

We may rely on dividends and other distributions from the Beijing JianXin, our PRC subsidiary, to provide us with cash flow and to meet our other obligations. Current regulations in the PRC would permit Beijing JianXin to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, Beijing JianXin will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the Beijing JianXin incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

PRC regulations on loans and direct investments by overseas holding companies in PRC entities may delay or prevent us to make overseas loans or additional capital contributions to Beijing JianXin.

Under the PRC laws, foreign investors may make loans to their PRC subsidiaries or foreign investors may make additional capital contributions to their PRC subsidiaries. Any loans to such PRC subsidiaries are subject to the PRC regulations and foreign exchange loan registrations.  Loans by foreign investors to their PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange, or SAFE, or its local branch. Foreign investors may also decide to finance their PRC subsidiaries by means of additional capital contributions. These capital contributions must be examined and approved by the Ministry of Commerce, or MOFCOM, or its local branch in advance.

Under the PRC Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China, and such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress or the NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, Foreign Investment Enterprises (“FIEs”) and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

Dividends we received from Beijing JianXin may be subject to PRC withholding tax.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises” and that do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the New EIT Law, and therefore such income taxes are generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are an offshore holding company. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in our combined company’s tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

Beijing JianXin is obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, Beijing JianXin, our PRC subsidiary, is obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If the PRC Subsidiary fails to withhold and/or pay such individual income tax in accordance with PRC laws, it may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiary has obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

Regulation of foreign currency’s conversion into RMB and investment by FIEs may adversely affect our PRC Subsidiary’s direct investment in China

On August 29, 2008, the SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to Notice 142, FIEs shall obtain verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance.

Regulations of Overseas Investments and Listings may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, including MOFCOM, the CSRC, the SASAC, the SAT, the SAIC and SAFE, jointly amended and released the New M&A Rule, which took effect as of September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore SPV formed for purposes of overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings by SPVs. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process.

The application of the New M&A Rule with respect to overseas listings of SPVs remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope of the applicability of the CSRC approval requirement.

It is not clear whether the provisions in the new regulation regarding the offshore listing and trading of the securities of a SPV applies to an offshore company such as us which owns equity interest in the PRC Operating Entity. We believe that the New M&A Rule and the CSRC approval are not required in the context of the Share Exchange under our transaction because (i) such Share Exchange is a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) we are not a SPV formed or controlled by PRC companies or PRC individuals; (iii) the PRC Operating Entity is a PRC wholly foreign owned enterprise, which is not owned or controlled by PRC individuals or entities; (iv) we are owned or substantively controlled by foreigners; and (v) there is no clear requirement in the New M&A Rule that would require an application to be submitted to the MOFCOM or the CSRC for the approval of the listing and trading of our company on the U.S. securities market. However, we cannot be certain that the relevant PRC government agencies, including the CSRC, would reach the same conclusion, and we still cannot rule out the possibility that CSRC may deem that the transactions effected by the Share Exchange circumvented the New M&A Rule, the PRC Securities Law and other rules and notices.

If the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval is required for the transaction, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this Offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel the transaction.

The New M&A Rule, along with foreign exchange regulations discussed in the above subsection, will be interpreted or implemented by the relevant government authorities in connection with our future offshore financings or acquisitions, and we cannot predict how they will affect our acquisition strategy.

Risks Associated With Doing Business In China

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We derive a substantial portion of ours sales from the PRC.

Substantially all of our sales are generated from the PRC. We anticipate that sales of our products in the PRC will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 0.09% against the U.S. dollar in 2009 and 3.35% in 2008. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, precedent and experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act which may make us less competitive with companies not subject to it.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (such as remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (for capital items such as direct investments, loans, securities) still requires the approval of SAFE.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Because Chinese laws will govern almost all of our business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 81.06% of our outstanding common stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Currently, we are quoted on the OTC Bulletin Board, where an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, by law, various requirements would be imposed on broker-dealers who sell its securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. We have applied to list our common stock on the NASDAQ Capital Market. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop on the NASDAQ Capital Market or be sustained, or that current trading levels will be sustained.

If we are listed on the NASDAQ Stock Market, LLC, our common stock may be subsequently delisted, which could negatively impact the price of our common stock and our ability to access the capital markets.

The listing standards of the NASDAQ Stock Market, LLC provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the NASDAQ Markets, our common stock may be delisted. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our shareholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital. Delisting from NASDAQ could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

The market price of our common stock may be volatile.

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially and adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Because we became a public company by means of a reverse merger, it may not be able to attract the attention of major brokerage firms.

Securities analysts of major brokerage firms may not provide coverage of our securities since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

When the registration statement required to be filed under the Registration Rights Agreement becomes effective, there will be a significant number of shares of common stock eligible for sale, which could depress the market price of our common stock.

Following the effective date of the registration statement required to be filed under the Registration Rights Agreement, a large number of shares of common stock would become available for sale in the public market, which could harm the market price of our common stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. Although the current holding period under Rule 144 for our common stock ends on March 4, 2011 (which represents one year from the date that we filed “Form 10 information” with the SEC), in general, and after March 4, 2011, a person who has held restricted shares for a period of six months may, upon filing a notification with the SEC on Form 144, sell common stock into the market in an amount equal to the greater of one percent of the outstanding shares or the average weekly trading volume during the last four weeks prior to such sale.

Our common stock is considered “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect your ability to sell shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTC Bulletin Board securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Bulletin Board reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•  Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•  Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•  “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•  Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•  Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our common stock. We plan to retain any future earning to finance growth.

Item 1B	Unresolved Staff Comments

None.

Item 2	Properties.

The following table summarizes the location of real property we lease. As all property in China is state owned, neither we, nor any company, owns any real property.

Item	Address	Leased/Owned
1	Unit 401-405.4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China	Leased

2	Unit 702.7/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China	Leased

3	Unit 1805.18/F, Tower Two, Lippo Centre, 89 Queensway, Admiralty, Hong Kong	Leased

Our principal executive office is located at Unit 401-405.4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089. The rentable space in this office consists of approximately 684 square meters (approximately 7,359 square feet).  The lease agreement has a 5-year term which expires on April 23, 2013.  The monthly rental payment is approximately $18,277 (RMB 124,834).

We also lease office space at Unit 702.7/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China. The rentable space in this office consists of approximately 181 square meters (approximately 1,947 square feet).  The lease agreement has a one-year term which expires on December 31, 2010.  The monthly rental payment is approximately $4,363 (RMB 29,802).

We also lease office space at Unit 1805.18/F, Tower Two, Lippo Centre, 89 Queensway, Admiralty, Hong Kong. The rentable space in this office consists of approximately 151 square meters (approximately 1,625 square feet).  The lease agreement has a 2-year term which expires on September 30, 2010.  The monthly rental payment is approximately $11,058 (RMB 75,524).

Item 3.	Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

PART II

Item 4	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information for our Common Stock

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “LNDT.” Prior to April 21, 2010, our common stock was quoted on the OTC Bulletin Board under the trading symbol “RMSI.” We have applied to have our common stock listed on the NASDAQ Capital Market under the symbol “LCTI.”

The following table sets forth the high and low bid information for our common stock for the period from January 1, 2008 through June 21, 2010. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

Common Stock
	High	Low
First quarter 2008	$0.45	$0.45
Second quarter 2008	$0.45	$0.45
Third quarter 2008	$0.45	$0.25
Fourth quarter 2008	$0.25	$0.25
First quarter 2009	$0.25	$0.25
Second quarter 2009	$0.25	$0.25
Third quarter 2009	$0.25	$0.25
Fourth quarter 2009	$0.25	$0.25
First quarter 2010*	$6.08	$2.00
Second quarter 2010 through June 21, 2010	$5.60	$2.25

* No bid information was available for the period commencing on January 1, 2010 and ending on February 28, 2010.

On June 21, 2010, the last reported price for our common stock on the OTC Bulletin Board was $4.26.

Number of Record Holders of Our Common Stock

As of June 21, 2010, we had 29,358,772 shares of our common stock outstanding and 144 holders of record of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock, of which we have over 160, whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Payments of future dividends on our common stock, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Sales of unregistered securities by the Company have been previously disclosed in our Current Reports on Form 8-K and Quarterly Reports on Form 10-Q filed with the SEC.

Item 5	Selected Financial Data

Not applicable to smaller reporting companies.

Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-K. Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our audited consolidated financial statements and the financial data included in this Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

Company Structure and Reorganization

Our company (formerly known as Remediation Services, Inc.) was incorporated in the State of Texas on June 25, 1999 under the name Slopestyle Corporation.  On December 12, 2007, we changed our name from Slopestyle Corporation to Remediation Services, Inc. (“Remediation”) and re-domiciled from Texas to Nevada.  On February 26, 2010, we completed a reverse acquisition of China LianDi Clean Technology Engineering Ltd. (“China LianDi”), which is further described below. The reverse acquisition of China LianDi resulted in a change-in-control of our company.

On February 26, 2010 (the “Closing Date”), we consummated the transactions contemplated by the Share Exchange Agreement (the “Exchange Agreement”), by and among (i) China LianDi and China LianDi’s shareholders, (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) the former principal stockholder of our company. Immediately prior to the Share Exchange, 4,690,000 shares of our common stock then outstanding were cancelled and retired, so that immediately prior to the Share Exchange, we had 28,571,430 shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to us all of the China LianDi Shares in exchange for the issuance of 27,354,480 shares of our common stock, par value $0.001 per share (such transaction, the “Share Exchange”), representing approximately 96% of our shares of common stock then issued and outstanding. China LianDi also paid $275,000 to our former principal shareholder, owner of the cancelled shares, as a result of the Share Exchange having been consummated.

As a result, the Share Exchange has been accounted for as a reverse acquisition whereby China LianDi is deemed to be the accounting acquirer (legal acquiree) and us to be the accounting acquiree (legal acquirer).  The financial statements before the Share Exchange are those of China LianDi with the results of us being consolidated from the Closing Date. The equity section and earnings per share of our company have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

On March 17, 2010, we caused to be formed a corporation under the laws of the State of Nevada called LianDi Clean Technology Inc. (“Merger Sub”) and on the same day, acquired one hundred shares of Merger Sub’s common stock for cash.  As such, Merger Sub became a wholly-owned subsidiary of us.

Effective as of April 1, 2010, Merger Sub was merged with and into our company. As a result of the merger, our corporate name was changed to “LianDi Clean Technology Inc.”  Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased.  LianDi Clean was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of our company.

Our company now became a holding company and, through our subsidiaries, is primarily engaged in distributing clean technology for refineries (unheading units for the delayed coking process), distributing a wide range of petroleum and petrochemical valves and equipments, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies.

Details of our company’s subsidiaries as of March 31, 2010 were as follows:

Subsidiaries’ names	Place and date of incorporation	Percentage of ownership	Principal activities

China LianDi Clean Technology Engineering Ltd. (“China LianDi”)	British Virgin Islands July 28, 2004	100% (directly by our company)	Holding company of the other subsidiaries

Hua Shen Trading (International) Limited (“Hua Shen HK”)	Hong Kong January 20, 1999	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services

Petrochemical Engineering Limited (“PEL HK”)	Hong Kong September 13, 2007	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services, and investment holding

Bright Flow Control Ltd. (“Bright Flow”)	Hong Kong December 17, 2007	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services

Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”)	People’s Republic of China (“PRC”) May 6, 2008	100% (through PEL HK)
Delivering industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software for polymerization processes, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies

In July 2004, China LianDi was founded and owned as to 60% by Mr. Jianzhong Zuo, the Chief Executive Officer and Chairman of our company, and 40% by another third-party minority shareholder. On October 2, 2007, Mr. Zuo acquired from that minority shareholder the remaining 40% interest in China LianDi for US$1, and hence became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Islands and wholly owned by SJI Inc., which was incorporated in Japan and whose shares are listed on Jasdaq Securities Exchange, Inc. in Japan) acquired 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) the commitment to invest HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of unlimited shareholder’s loan bearing interest at a rate not exceeding 5% per annum. As a result, at such times China LianDi was owned 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

On January 8, 2010, Mr. Zuo transferred 25%, 14% and 10% interest in China LianDi to China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy,” a company wholly owned by Mr. Zuo), Hua Shen Trading (International) Ltd.  (“Hua Shen,” a company incorporated in the British Virgin Islands and wholly owned by SJ Asia Pacific Limited; Mr. Zuo is a director of this company and holds voting and dispositive power over the shares held by it) and Rapid Capital Holdings Ltd. (“Rapid Capital”), respectively.  On February 10, 2010, SJ Asia Pacific Limited and LianDi Energy transferred 28.06% and 1.47% of their respective interests in China LianDi to Rapid Capital (26.53%) and Tripoint Capital Advisors, LLC (3%), respectively.  On February 12, 2010, Rapid Capital transferred its 31.53% interest in China LianDi to LianDi Energy (15.53%), Hua Shen (11%) and Dragon Excel Holdings Ltd (5%). As a result, immediately before the Share Exchange as discussed below, China LianDi was owned 23% by SJ Asia Pacific Limited and 64% by Mr. Zuo (through LianDi Energy and Hua Shen).

Hua Shen HK was founded by Mr. Zuo in 1999.  On January 8, 2008, China LianDi acquired 100% ownership interest in Hua Shen HK from Mr. Zuo. As Hua Shen HK and China LianDi had been under common control, the acquisition of Hua Shen HK by China LianDi has been accounted for using the “as if” pooling method of accounting.

In 2007, China LianDi established PEL HK and Bright Flow, as wholly-owned subsidiaries, in Hong Kong.

In 2008, PEL HK established Beijing JianXin, as a wholly-owned subsidiary, in the PRC.

Private Placement

On February 26, 2010 and immediately following the Share Exchange, we completed a private placement transaction (the “Private Placement”) pursuant to a securities purchase agreement with certain investors (collectively, the “Investors”) and sold 787,342 units (the “Units”) at a purchase price of $35 per Unit, consisting of, in the aggregate, (a) 7,086,078 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of common stock, (b) 787,342 shares of common stock (the “Issued Common Shares”), (c) Series A Warrants (the “Series A Warrants”) to purchase up to 1,968,363 shares of common stock, at an exercise price of $4.50 per share (the “Series A Warrant Shares”) for a three-year period, and (d) Series B Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to purchase up to 1,968,363 shares of common stock, at an exercise price of $5.75 per share (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”) for a three-year period.  We also issued to the placement agent in the Private Placement (i) warrants to purchase 787,382 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants t o purchase 196,836 shares of common stock, which expire in three years on February 26, 2013. We received aggregate gross proceeds of approximately $27.56 million from the Private Placement.

Basis of preparation and consolidation and use of estimates

Our audited consolidated financial statements for the years ended March 31, 2010 and 2009 are prepared in accordance with US GAAP.

Our consolidated financial statements include the financial statements of our company and our subsidiaries. All significant inter-company transactions and balances between our company and our subsidiaries have been eliminated upon consolidation.

The preparation of these consolidated financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification TM (ASC) as the single source of authoritative U.S generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASUs”). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. This ASC is effective for interim and annual periods ending after September 15, 2009. Adoption of the ASC did not have a material impact on our Consolidated Financial Statements, but references in our notes to consolidated financial statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective April 1, 2009, we adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets. We will apply ASC 250-30 and ASC 275-10-5- prospectively to intangible assets acquired subsequent to the adoption date. The adoption of these revised provisions did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted FASB ASC 815-10-65 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on our consolidated financial statements.

Upon initial adoption of SFAS 157 on April 1, 2008, we adopted FASB ASC 820-10 (formerly FSP FAS 157-2, Effective Date of FASB Statement 157), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other non-amortizable intangibles. Effective April 1, 2009, we adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted FASB ASC 810-10-65 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of the provisions in this ASC did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. We will apply ASC 805-10 to any business combination subsequent to adoption.

Effective April 1, 2009, we adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on our consolidated financial statements.

Effective July 1, 2009, we adopted FASB ASC 825-10-65 (formerly FSP FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on our consolidated financial statements.

Effective July 1, 2009, we adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the company has the intent to sell a debt security or the company is more likely than not to be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors are recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on our consolidated financial statements.

Effective July 1, 2009, we adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on our consolidated financial statements.

Effective July 1, 2009, we adopted FASB ASC 855-10 (formerly SFAS 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on our consolidated financial statements.

Effective September 1, 2009, we adopted ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements did not have any material effect on our consolidated financial statements.

In the quarter ended December 31, 2009, we adopted ASC Update No. 2009-05, which provides guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, Fair Value Measurements).  The adoption of this Update has had no material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. ASU No. 2010-05 includes the SEC staff announcement at the EITF meeting that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff clarified that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the Escrowed Shares should be reflected as a discount in the allocation of proceeds.  We have applied the guidance in ASU No. 2010-05 to the escrowed share arrangement in conjunction with the Private Placement.

New accounting pronouncement to be adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (our fiscal year ending March 31, 2011). Earlier application is prohibited. It is expected the adoption of this statement will have no material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (our fiscal year ending March 31, 2011). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected that the adoption of this statement will have no material effect on our consolidated financial statements.

In October 2009, the FASB concurrently issued the following ASUs:

•
ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

•
ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. We expect to apply these ASUs on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2011. We are currently evaluating the potential impact these ASUs may have on our financial position and results of operations.

In January 2010, the FASB issued the following ASU:

•
ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

•
ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of substantial real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

•
ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal year beginning after December 15, 2010.

We expect that the adoption of the above updates issued in January 2010 will not have any significant impact on our financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718),which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We expect that the adoption of the amendments in this Update will not have any significant impact on our financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We expect that the adoption of the amendments in this Update will not have any significant impact on our financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in conformity with US GAAP. Our significant accounting policies are more fully described in the notes to the consolidated financial statements attached hereto. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses significant accounting policies and estimates.

•	Revenue recognition

Revenue is recognized when the following four criteria are met as prescribed by the SEC Staff Accounting Bulletin No. 104 (“SAB 104”): (i) persuasive evidence of an arrangement exists, (ii) product delivery has occurred or the services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured.

Multiple-deliverable arrangements

We derive revenue from fixed-price sale contracts with customers that may provide for us to deliver equipment with varied performance specifications specific to each customer and provide the technical services for installation, integration and testing of the equipment. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Our multiple-element contracts generally include customer-acceptance provisions which provide for us to carry out installation, test runs and performance tests at our cost until the equipment can meet the performance specifications within a specified period (“acceptance period”) stated in the contracts. These contracts generally provide the customers with the right to deduct certain percentages of the contract value as compensation or liquidated damages from the balance payment stipulated in the contracts, if the performance specifications cannot be met within the acceptance period. There is generally no provision giving the customers a right of return, cancellation or termination with respect to any uninstalled equipment.

Our delivered equipment has no standalone value to the customer until they are installed, integrated and tested at the customer’s site by us in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, we have not sold the equipment separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site.  Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by customer.

We may also provide our customers with a warranty for one year following the customer’s acceptance of the installed equipment. Some contracts require that 5% to 15% of the contract price be held as retainage for quality warranty and only due for payment by the customer upon expiration of the warranty period. For those contracts with retainage clauses, we defer the recognition of the amounts retained as revenue until expiration of the warranty period when collectibility can reasonably be assured. We have not provided for warranty costs for those contracts without retainage clauses, as the relevant estimated costs were insignificant based on historical experience.

Product only

Revenue derived from sales contracts that require delivery of products only is recognized when the titles to the products pass to customers. Titles to the products pass to the customers when the products are delivered and accepted by the customers.

Software sale

We recognize revenue from the delivery of data processing platform software when the software is delivered to and accepted by the customer, pursuant to ASC Topic 985, Software (formerly Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended) and in accordance with SAB 104. Costs of software revenue include amortization of software copyrights.

Service

We recognize revenue from provision of services when the service has been performed, in accordance with SAB 104.

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the two years ended March 31, 2010 and 2009.

•	Deferred revenue and costs

Deferred revenue represents payments received from customers on equipment delivery and installation contracts prior to customer acceptance. As revenues are deferred, the related costs of equipment paid to suppliers are also deferred. The deferred revenue and costs are recognized in the consolidated statements of income in the period in which the criteria for revenue recognition are satisfied as discussed above.

•	Income taxes

We account for income taxes in accordance with FASB ASC Topic 740. ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain.

In July 2006, the FASB issued ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109), which became effective for fiscal year beginning after December 15, 2006. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our adoption of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 did not result in any adjustments to the opening balance of our retained earnings as of April 1, 2008.

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

United States

Our holding company, LianDi Clean, is subject to taxes in the U.S.

British Virgin Islands

China LianDi, incorporated in the British Virgin Islands (“BVI”), is not subject to any income tax in the BVI.

Hong Kong

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong income tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the years ended March 31, 2010 and 2009.

PRC

In March 2007, the PRC government enacted the PRC Enterprise Income Tax Law (“New EIT Law”), and promulgated related regulation, implementing regulations for the PRC Enterprise Income Tax Law. The law and regulation became effective January 1, 2008. The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

Beijing JianXin, being established in the PRC, is generally subject to PRC income tax. Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software product and is entitled to tax preferential treatment – a two year tax holiday through EIT exemption (from its first profitable year) for the calendar years ended December 31, 2009 and 2010 and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.

•	Comprehensive income

FASB ASC Topic 220 Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from foreign currency translation adjustments.

•	Earnings per share

We report earnings per share in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share.” FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilutive effects of convertible securities (using the as-if converted method, and options and warrants and their equivalents (using the treasury stock method).

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition consummated on February 26, 2010, whereby the 27,354,480 shares of common stock issued by Remediation (nominal acquirer) to our shareholders (nominal acquiree) are deemed to be the number of shares outstanding for the periods prior to the reverse acquisition. For periods after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during those periods.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended March 31,
	2010	2009

Income available to common stockholders for purposes of:
Basic	$14,853,158	$7,086,984
Preferred stock dividend	184,820	-
Diluted	15,037,978	7,086,984

Weighted average number of shares:
Basic	27,541,181	27,354,480
Effective of dilutive convertible preferred stock	660,073	-
Effect of dilutive warrants	29,083	-
Diluted	28,230,337	27,354,480

Earnings per share
Basic	$0.54	$0.26

Diluted	$0.53	$0.26

•	Foreign currency

We use United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. Our subsidiaries maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollars are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

Our PRC subsidiary maintains its books and records in Renminbi (“RMB”), the lawful currency in the PRC, which may not be freely convertible into foreign currencies. The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2010	March 31, 2009

Balance sheet items, except for equity accounts	US$1=RMB6.8263	US$1=RMB6.8359

Items in statements of income and cash flows	US$1=RMB6.8290	US$1=RMB6.8670

No representation is made that the RMB amounts could have been, or could be, converted into US$ at the above rates.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect our financial condition in terms of US$ reporting.

•	Accounting treatment for Private Placement

On February 26, 2010 and immediately following the Share Exchange, we completed the Private Placement pursuant to a securities purchase agreement with the Investors and sold 787,342 Units at a purchase price of $35 per Unit, consisting of, in the aggregate, (a) 7,086,078 shares of Series A Preferred Stock convertible into the same number of shares of common stock, (b) 787,342 Issued Common Shares, (c) Series A Warrants to purchase up to 1,968,363 shares of common stock, at an exercise price of $4.50 per share for a three-year period, and (d) Series B Warrants to purchase up to 1,968,363 shares of common stock, at an exercise price of $5.75 per share for a three-year period. We also issued to the placement agent in the Private Placement (i) warrants to purchase 787,382 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which expire in three years on February 26, 2013. We received aggregate gross proceeds of approximately $27.56 million from the Private Placement.

Share Transfer Arrangement and Escrowed Shares Arrangement

In consideration of the consulting services provided leading to the Private Placement, on February 10, 2010, our major stockholders, SJ Asia Pacific Limited and China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy”), an affiliate of Mr. Zuo, our CEO and Chairman, transferred 820,634 shares of China LianDi to TriPoint Capital Advisors, LLC.

In conjunction with the Private Placement, we also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy”), an affiliate of Mr. Zuo, CEO and Chairman of our company, delivered into an escrow account 1,722,311 shares of common stock (the “Escrow Shares”) to be used as a share escrow for the achievement of a Fiscal Year 2011 net income performance threshold of $20.5 million. With respect to the 2011 performance year, if we achieve less than 95% of the 2011 performance threshold, then the Escrow Shares for such year will be delivered to the Investors in the amount of 86,115.55 shares (rounded up to the nearest whole share and pro rata based on the number of shares of Series A Preferred Stock owned by such Investor at such date) for each full percentage point by which such threshold was not achieved up to a maximum of 1,722,311 shares. Any Escrow Shares not delivered to any Investor because such Investor no longer holds shares of Series A Preferred Stock or Conversion Shares, or because the 2011 performance threshold was met, shall be returned to the Principal Stockholder.

For the purposes of the Securities Escrow Agreement, net income is defined in accordance with US GAAP and reported by us in the audited financial statements for fiscal year ended 2011; provided, however, that net income for fiscal year ended 2011 shall be increased by any non-cash charges incurred (i) as a result of the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Series A Preferred Stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the Investors, as applicable, pursuant to the terms of the Securities Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to its PRC shareholders, upon the exercise of options granted to such PRC shareholders by the Principal Stockholder, as of the date of the Securities Escrow Agreement, (iv) as a result of the issuance of Warrants to any placement agent and its designees in connection with the Private Placement, (v) the exercise of any Warrants to purchase common stock outstanding and (vi) the issuance under any performance based equity incentive plan that we adopt. Net income will also be increased to adjust for any cash or non-cash charges resulting from the payment of dividends on the Series A Preferred Stock in connection with the Private Placement.

We have evaluated the circumstances under which our major stockholders transferred 820,634 shares of  China LianDi to the consultant, and concluded that the share transfer arrangement was entered into for consulting services related  to facilitating  the Private Placement. We have also evaluated the terms of the Securities Escrow Agreement based on the guidance provided in ASC 718-10-S99. We concluded that because the Escrow Shares would be released to our principal stockholder or distributed to the investors without regard to the continued employment of any of our directors of officers, the Securities Escrow Agreement is in substance an inducement to facilitate the Private Placement, rather than as compensatory. As such, we have accounted for the share transfer arrangement with the consultant and the escrowed share arrangement under the Securities Escrow Agreement according to their nature and reflected them as a reduction of the proceeds allocated to the newly issued securities in the Private Placement, based on the aggregate fair value of 820,634 shares and 1,722,311 shares of our common stock at February 26, 2010, respectively.

Allocation of Proceeds in the Private Placement

In accordance with the guidance provided in ASC 470-20-30, we have first allocated the proceeds from the Private Placement between the Issued Common Shares, the Series A Preferred Stock and the Warrants issued in the Private Placement proportionately based on their estimated fair values as of the Closing Date of the Private Placement.  Then the guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the Series A Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option.

Our common stock was not publicly traded before and as of the Closing Date of the Private Placement. We have determined that its common stock had a fair value of $2.86 per share at February 26, 2010 based on a retrospective valuation. The valuation has been prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on the market approach using the Guideline Publicly Trade Company (“GPTC”) method.  Under the GPTC method, we applied the (i) price-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”); (ii) price-to-earnings before interest and taxes (“EBIT”); and (iii) price-to-net assets multiples of six comparable public entities generated from the financial figures from trailing 12 months preceding February 26, 2010, to our company, subjected to a discount to adjust for the lack of marketability of our common stock.

The intrinsic value of the embedded conversion feature has been calculated by comparing the effective conversion price determined based on the proceeds from the Private Placement allocated to the Series A Preferred Stock, and the fair value of our common stock at the commitment date. The effective conversion price of the Series A Preferred Stock was determined to be higher than the fair value of the common stock at February 26, 2010. Accordingly, the embedded conversion feature did not have an intrinsic value at February 26, 2010.

The fair values of the Warrants were determined using the binomial option pricing model with the following assumptions:

Expected term (years):	3
Dividend yield:	0.00%
Expected volatility:	56.07%
Risk-free interest rate:	1.323%

As our stock was not publicly traded, historical volatility information is not available. In accordance with the guidance in ASC 718-10-30-2, we identified six similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to our company (the calculated value).

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the Warrants.

The following table sets out the allocation of the proceeds from the Private Placement:

Cash proceeds of the Private Placement (net of fees and expenses)	$24,552,378
Reduction for share transfer arrangement and escrowed share arrangement	(7,272,824)
Net proceeds allocated to securities issued in the Private Placement	$17,279,554
Allocated to:
Issued Common Shares	$1,309,380
Series A Preferred Stock	14,059,018
Warrants	1,911,156
$17,279,554

Preferred Stock

The Board of Directors of our Company is authorized, without further action by the shareholders, to issue, from time to time, up to 25,000,000 shares of preferred stock in one or more classes or series. Similarly, the Board is authorized to fix or alter the designations, powers, preferences, and the number of shares which constitute each such class or series of preferred stock. Such designations, powers or preferences may include, without limitation, dividend rights (and whether dividends are cumulative), conversion rights, if any, voting rights (including the number of votes, if any, per share), redemption rights (including sinking fund provisions, if any), and liquidation preferences of any unissued shares or wholly unissued series of preferred stock.

We have designated one series of preferred stock as the Series A Preferred Stock, of which we issued 7,086,078 shares upon the closing of the Private Placement described above, all of which remained issued and outstanding as of March 31, 2010. The following are the principal terms of the Series A Preferred Stock:

Rank. The Series A Preferred Stock ranks senior to our common stock, but junior to all indebtedness of our company.

Dividend. Holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%, payable quarterly, at our option, in cash or in additional shares of Series A Preferred Stock.

Voting Rights. The Series A Preferred Stock has class voting rights such that we, prior to taking certain corporate actions (including certain issuances or redemptions of its securities or changes in its organizational documents), are required to obtain the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock then issued and outstanding. The Series A Preferred Stock has no other voting rights with the common stock or other equity securities of our company.

Liquidation Preference. The Series A Preferred Stock has a preference over our common stock on our liquidation, dissolution or winding up equal to $3.50 per share of the Series A Preferred Stock plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of liquidation (collectively, the “Series A Liquidation Preference Amount”).

Voluntary Conversion. The Series A Preferred Stock is convertible at any time after issuance, at the option of the holder, into a number of shares of our common stock equal to the quotient of (i) the Series A Liquidation Preference Amount of the shares of the Series A Preferred Stock dividend by (ii) the conversion price.

Mandatory Conversion. The Series A Preferred Stock automatically converts into shares of our common stock at the then applicable conversion ratio, at the earlier to occur of the following: (i) the twenty-four (24) month anniversary of the Closing Date, and (ii) such time that the volume weighted average price of our common stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock equal to at least 50,000 shares per day.

Conversion Price. The conversion price is $3.50 subject to adjustments as follows:

(i)
customary adjustment for corporate events such as stock splits and combination, dividends and distribution, reclassification, exchange or substitution, reorganization, merger, consolidation or sale of assets, and

(ii)
anti-dilution adjustment for a period of 12 months following the effective date of the registration statement filed under the Registration Rights Agreement. In the event that we issue or sell any additional shares of common stock at a price per share less than the then-applicable conversion price or without consideration, then the conversion price upon each such issuance shall be reduced to that price (rounded to the nearest cent) determined by multiplying the conversion price by a fraction: (1) the numerator of which shall be equal to the sum of (A) the number of shares of common stock outstanding immediately prior to the issuance of such additional shares of common stock plus (B) the number of shares of common stock (rounded to the nearest whole share) which the aggregate consideration for the total number of such additional shares of common stock so issued would purchase at a price per share equal to the outstanding conversion price in effect immediately prior to such issuance; and (2) the denominator of which shall be equal to the number of shares of outstanding common stock immediately after the issuance of such additional shares of common stock. However, we are not required to make any adjustment to the conversion price upon securities issued in connection with: a bona fide acquisition of business; the exercise of warrants issued in the Private Placement; bona fide strategic license agreement or other partnering arrangements; grant of options to purchase common stock at no less than the then-applicable fair market value under equity incentive plans; any engagement letter or consulting agreement at no less than the then-applicable fair market value to advisors or consultants; reasonable commercial credit arrangements, equipment financings or similar transactions to financial institutions or lessors, or similar commercial situations to vendors or customers or to other persons; any recapitalization.

Inability to Fully Convert. If we cannot issue shares of common stock registered for resale under the Registration Statement for any reasons, holders of the Series A Preferred Stock, solely at the holder’s option, can require us to redeem from such holder those Series A Preferred Stock for which we are unable to issue registered shares of common stock at a price equal the Series A Liquidation Preference Amount (“Mandatory Redemption”), provided that we shall have the sole option to pay the Mandatory Redemption Price in cash or shares of common stock.

Accounting for Series A Preferred Stock

We have evaluated the terms of the Series A Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for us to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Because the event that may trigger redemption of the Series A Preferred Stock (the delivery of registered shares), is not solely within our control, the Series A Preferred Stock has been classified as mezzanine equity (out of permanent equity) in accordance with the requirements of ASC 480-10-S99.

As of March 31, 2010, we have not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognized any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

Common Stock Purchase Warrants

Series A Warrants

As of March 31, 2010, we had outstanding Series A Warrants to purchase up to 1,968,363 shares of common stock. The Series A Warrants:

(a)
entitle the holder to purchase that number of Series A Warrant Shares as is equal to 25% of the aggregate number of shares of common stock included in the Units and underlying the Series A Preferred Stock purchased by such holder;

(b)	are exercisable at any time for three years from February 26, 2010, the Closing Date of the Private Placement;

(c)
are exercisable, in whole or in part, at the Series A Warrant exercise price of $4.50 per share, subject to adjustment upon the occurrence of certain events, including recapitalizations or consolidations, combinations of our common stock;

(d)	may be exercised only for cash (except that there will be a cashless exercise option at any time during which a registration statement covering such shares is not effective); and

(e)
are callable by us following the date that the common stock equals or exceeds $9.00 for 15 consecutive trading days and the average daily trading volume of the common stock exceeds 75,000 shares for 15 consecutive trading days at a price equal to $0.001 per called Series A Warrant Share.

Series B Warrants

As of March 31, 2010, we had outstanding Series B Warrants to purchase up to 1,968,363 shares of common stock.  The Series B Warrants:

(a)
entitle the holder to purchase that number of Series B Warrant Shares as is equal to 25% of the aggregate number of shares of common stock included in the Units and underlying the Series A Preferred Stock purchased by such holder;

(b)	are exercisable at any time for three years from February 26, 2010, the Closing Date of the Private Placement;

(c)
are exercisable, in whole or in part, at the Series B Warrant exercise price of $5.75 per share, subject to adjustment upon the occurrence of certain events, including recapitalizations or consolidations, combinations of our common stock;

(d)	may be exercised only for cash (except that there will be a cashless exercise option at any time during which a registration statement covering such shares is not effective); and

(e)
are callable by us following the date that the common stock equals or exceeds $11.50 for 15 consecutive trading days and the average daily trading volume of the common stock exceeds 75,000 shares for 15 consecutive trading days at a price equal to $0.001 per called Series B Warrant Share.

Placement Agent Warrants

As of March 31, 2010, in addition to the above Series A and B Warrants issued to the investors, we had outstanding (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which were issued to the placement agent in connection with the Private Placement and expire in three years on February 26, 2013.

We have evaluated the terms of the warrants issued in the Private Placement with reference to the guidance provided in ASC 815-40-15. We have concluded that these warrants are indexed to our own stock, because the warrants have no contingent exercise provision and have fixed strike prices which are only subject to adjustments in the event of stock split, combinations, dividends, mergers or other customary corporate events. Therefore, these warrants have been classified as equity.

A.	Results of Operations for the years ended March 31, 2010 and 2009

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US$.

	For the year ended March 31,
	2010	2009

NET REVENUE
Sales and installation of equipment	$71,152,658	$25,952,152
Sales of software	6,433,064	4,791,901
Services	133,758	521,232
	77,719,480	31,265,285
Cost of revenue
Cost of equipment sold	(58,540,656)	(21,206,730)
Amortization of intangibles	(597,449)	(198,049)
	(59,138,105)	(21,404,779)

Gross profit	18,581,375	9,860,506

Operating expenses:
Selling	(1,673,019)	(1,228,481)
General and administrative	(1,304,006)	(1,177,820)
Research and development	(91,401)	(42,158)

	For the year ended March 31,
	2010	2009
Total operating expenses	(3,068,426)	(2,448,459)

Income from operations	15,512,949	7,412,047
Other income (expenses), net
Interest income	48,864	48,390
Interest and bank charges	(519,969)	(366,232)
Merger expenses	(275,000)	-
Exchange gains (losses), net	(293,993)	37,695
Value added tax refund	465,786	-
Other	100,157	(3,196)
Total other expenses, net	(474,155)	(283,343)

Income before income tax	15,038,794	7,128,704
Income tax expense	(816)	(41,720)

NET INCOME	15,037,978	7,086,984
Preferred stock dividend	(184,820)	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,853,158	$7,086,984

COMPREHENSIVE INCOME:
Net income	15,037,978	7,086,984
Other comprehensive income:
Foreign currency translation adjustment	9,469	43,119
Comprehensive income	15,047,447	7,130,103

EARNINGS PER SHARE:
Basic	$0.54	$0.26
Diluted	$0.53	$0.26

Weighted average number of shares outstanding:
Basic	27,541,181	27,354,480
Diluted	28,230,337	27,354,480

Net Revenue:

Net revenue represents our gross revenue net of business tax, value added tax and related surcharges as well as discounts and returns.  There were no material discounts and returns for the years ended March 31, 2010 and 2009.

The following tables set out the analysis of our net revenue:

	Year ended March 31,
	2010	2009
	US$ M	US$ M
Sales and installation of equipment	71.15	25.95
Sales of software	6.43	4.79
Services	0.14	0.52
	77.72	31.26

We generated our revenue from delivery of equipment with the related technical engineering services (including but not limited to installation, integration and system testing), and sales of our optimization software. Generally, sales of equipment, the related technical services and the optimization software are included in one agreement as a total solution package. However, in some cases, customers sign agreements with us to purchase equipment, software products or consultancy services individually. Under the total solution agreements, we have neither objective nor reliable evidence for us to separate our total revenue amount into separate categories. Therefore, the revenue amount indicated as sales of software and technical consultancy services in the above tables was calculated based on the total revenue amount of individual agreements.

Our total net revenue increased significantly to US$77.7 million for the year ended March 31, 2010 from US$31.3 million for the year ended March 31, 2009. This was mainly due to the significant increase of the distribution and service contracts we signed with our customers and the successful and timely implementation of our contracts. These achievements were mainly a result of our successful establishment of an experienced sales and implementation team. As a result, we have earned a good reputation among our customers. For the year ended March 31, 2010, we completed 56 projects related to sales and installation of equipment as compared to 38 projects related to sales and installation of equipment for the year ended March 31, 2009. During the year ended March 31, 2010, one of these completed projects had a contract value greater than $13 million, one had a contract value greater than $6 million, three had contract values of more than $4 million, six projects had contract values over $2 million and five projects had contract values greater than $1 million.  For the same period of 2009, only one of these completed projects had a contract value of more than $5 million, one had a contract value of more than $3 million and 5 projects had contract values greater than $1 million.

For the years ended March 31, 2010 and 2009, we also sold 73 sets and 55 sets of data processing software, respectively.

As of March 31, 2010 and 2009, we had 7 and 23 uncompleted contracts, respectively, with total contract amounts of approximately US$13 million and US$35.8 million, respectively.  In addition, we have signed 8 new contracts with total contract amounts of approximately US$18.3 million after March 31, 2010.  We have served the Chinese petroleum and petrochemical industries since 2004 through our four operating subsidiaries. We worked for approximately one year to establish relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves.  We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and to become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed assets investments within these industries, we successfully increased the size and scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal year 2010. With the successful implementation of our contracts, we were able to recognize revenue once the products were delivered and the related engineering services were accepted by our customers.

The revenue amount we received from our customers on delivery and installation contracts prior to the completion of related technical services and the delivery of acceptance certificates was recorded as deferred revenue. As of the years ended March 31, 2010 and 2009, approximately US$2.5 million and US$18.9 million were recorded as deferred revenue, respectively. Accordingly, the related equipment purchase costs that actually occurred for these uncompleted projects (for each reporting period) were recorded as deferred cost of revenue.  As of the years ended March 31, 2010 and 2009, we had recorded approximately US$1.2 million and US$15.1 million as deferred costs, respectively.  We track and record the deferred revenue and deferred cost of revenue on a project basis.  The deferred revenue and deferred cost will be recognized as revenue and cost of revenue with the completion of the related technical services and receipt of an acceptance certificate from our customers on a matching basis. Therefore, there will be no significant impact of deferred revenue and deferred cost on future gross margins. The gross margin of each reporting period reflects the actual gross profitability of contracts completed in each reporting period.

Cost of sales:

Cost of sales consist of the equipment purchase cost recognized in-line with the contract revenue, which is recognized in each reporting period, and the amortization amount of our software copyright. Our total cost of sales increased significantly to US$59.1 million for the year ended March 31, 2010 from US$21.4 million for the year ended March 31, 2009.  This increase is in-line with the increases in our total net revenue recognized in each reporting period.

Gross margin:

	Year ended March 31,
	2010	2009
	US$ M	US$ M

Net Revenue	77.72	31.26
Cost of sales	59.14	21.40
Gross margin	18.58	9.86
Overall gross margin (%)	24%	32%

The level of our overall gross margin was affected by the relative percentage of our separate software sales volume for each reporting period. As of the years ended March 31, 2010 and 2009, there were no software sales being included in the total solution agreement with our customers. The cost of our software sales consisted of the amortization of our purchased software copyright during each reporting period. Other direct installation and testing costs related to the software sales was insignificant based on our historical experience, and we did not separate these software related expenses from our total expenses in the normal course of business.

Our overall gross margin decreased to 24% for the year ended March 31, 2010 as compared to 32% overall gross margin we achieved for the year ended March 31, 2009.  This was mainly due to the following reasons: (1) the percentage of the separate software sales (which we believe have a general gross margin of about 85%-95%) over the total revenue of the corresponding period decreased to 8% for the year ended March 31, 2010 from 15% for the same period of 2009, as a result of the significant increase of our equipment delivery and installation contracts (which we believe have a general gross margin of about 15%-23%) executed and completed for the year ended March 31, 2010; and (2) our software copyright was purchased in December 2008, the amortization amount recorded for the year ended March 31, 2009 was only for 4 months which led a higher software gross margin of 96% for the period, as compared to amortization expenses for 12 months recorded and a relative lower software gross margin of 91% achieved for the year ended March 31, 2010.

We believe that our overall gross margin is typically between 25%-35%. Typically, our gross margin reflects the actual gross profitability of the contracts that we completed in each reporting period with all revenue and cost of revenue being recognized on a matching basis in the same reporting period.  Generally, the factors that normally affect our gross margin in each reporting period include (1) the percentage of the software sales for each period; and (2) if we completed any larger revenue contracts that had  lower gross margin as compared to other contracts in the reporting period.  Normally, the relatively lower gross margin contracts were signed as a result of a more intense commercial competition for certain  individual contracts.  As of March 31, 2010, we do not have any material uncompleted contract signed with gross margin below our average gross margin.  Therefore, we believe that these existing uncompleted contracts will not have an adverse impact on our future gross margin. We will continue to monitor and review our sales contracts to determine if there will be any adverse impact on our gross margin in future reporting periods.

Operating expense

Our operating expenses include: selling expenses, general and administrative expenses and research and development expenses.

The following tables set forth the analysis of our operating expenses:

	Year ended March 31,
	2010		2009
	US$ M		US$ M
		% of		% of
		Revenue		Revenue

Net revenue	77.7	100%	31.26	100%
– Selling expenses	1.67	2%	1.23	4%
– G&A expenses	1.31	2%	1.18	4%
– R&D expenses	0.09	0.1%	0.04	0.1%
Total Operating expenses	3.07	4%	2.45	8%

Selling expenses:

Our selling expenses increased to US$1.67 million for the year ended March 31, 2010 from US$1.23 million for the year ended March 31, 2009. Our selling expenses mainly include freight, marketing research expenses, salary expenses and traveling expenses.

For the years ended March 31, 2010 and 2009, the increase in selling expenses was mainly due to (1) freight charge increase of approximately $0.13 million due to more shipments occurring in line with the increase of the projects executed for the year ended March 31, 2010; (2) increased marketing expenses of approximately $0.26 million as we continued our efforts in marketing research and development; and (3) a $0.05 million increase of salary and bonus due to an increase of our sales force in order to meet the rapid increase of our revenue scale.

The percentage of our total selling expenses over the relative total net revenue for the corresponding period decreased to 2% for the year ended March 31, 2010 from 4% for the same period of 2009. This is mainly due to the significant increase of our net revenue for the year ended March 31, 2010 as compared with that of our last fiscal year.  In addition, we believe that the percentage of our total selling expenses over the total net revenue for the corresponding period for each reporting period may not stable because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including but not limited to attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in accordance with the prudence principles set by US GAAP. Our expenses for the “pre-contract” stage were expensed and recorded in earnings when they occurred.  Therefore, the amount of “pre-contract” expenses directly relate to the number of contracts we participated in during each reporting period, but not to the corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses increased to US$1.31 million for the year ended March 31, 2010 from US$1.18 million for the year ended March 31, 2009. Our general and administrative expenses mainly include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (such as valuations and audits). We expect that our general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs in connection with the expansion of our business. We also expect to incur increased professional services costs in the future in connection with disclosure requirements under applicable securities laws, and our efforts to continue to improve our internal control systems in-line with the expansion of our business.

For the years ended March 31, 2010 and 2009, our general and administrative expenses increased due to the following reasons: (1) a US$0.02 million increase of rental expenses associated with a new office rented in October 2008; (2) a US$0.03 million increase in traveling and automation expenses related to management’s efforts to expand the business and general administration; and (3) a US$0.08 million increase in professional services changes. The percentage of our total general and administrative expenses relative to total net revenue of the corresponding period decreased to 2% from 4% for the previous reporting period, due to a significant increase of projects getting completed with revenue being recognized for the year ended December 31, 2010 compared with the same period of 2009 as discussed above.

Research and development expenses:

Research and development expenses represent the salary expenses and other related expenses of our Research and Development department. Our research and development expenses increased to US$0.09 million for the year ended March 31, 2010 compared with US$0.04 million for the year ended March 31, 2009 due to an increase of the technical staff to meet our R&D needs.  We expect our research and development expenses to increase in the future as we plan to hire additional R&D personnel to strengthen the functionality of our current software products and develop additional competitive industrial software products.

Operating profits

As a result of the foregoing, our operating profit increased significantly to US$15.5 million for the year ended March 31, 2010 from US$7.4 million for the year ended March 31, 2009.

Other income and expenses

Our other income and expenses mainly include interest income, interest expenses, bank charges, exchange gains or losses, value added tax refund, other income and expenses and merger expenses related to the reverse acquisition transaction consummated on February 26, 2010.

Interest income, interest expenses and bank charges:

Interest income represents the interest income we earned from cash deposits.  Interest expenses relate to the working capital loans we borrowed from our Japanese shareholder (annual interest rate of 3% to 5%) which were mostly short-term loans with effective credit periods from three to six months. Bank charges represent the handling charges for issuance of letters of credit and other bank transactions. The bank handling charges for the year ended March 31, 2010 increased approximately US$0.18 million compared with the same period of 2009, which was mainly due to the significant increase of the contract amounts settled with our customers for the year ended March 31, 2010 as compared to the same period of 2009.

Merger expenses

Merger expenses related to the amount we paid to our former principal shareholder, owner of the cancelled 4,690,000 shares, as a result of the Share Exchange having been consummated.

Exchange gains or losses:

Exchange gains or losses were considered relatively significant for the year ended March 31, 2010 as compared with the same period of 2009, which was mainly due to the following transactions: (1) our Hong Kong subsidiary Hua Shen HK (which keeps its bank deposits in US dollars during its normal course of business) borrowed pursuant to a shareholder loan which was approximately JPY500 million from our Japanese shareholder in June 2009. We recognized approximately US$0.2 million exchange loss due to the devaluation of the US dollar against the Japanese Yuan for the year ended March 31, 2010; and (2) we had important contracts signed by our subsidiary Hua Shen HK (using functional currency US$) with our international suppliers in Euro. We recognized an approximate US$0.1 million exchange loss due to the devaluation of the US$ against the Euro. Management believes that further fluctuation of these currencies will have an impact on both our operating results and financial positions.

Value added tax refund

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise with its own software copyright.  The standard value added tax rate for sales of products of PRC enterprises is 17%.  Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect to sales of self-developed software products. We pay 17% value added tax for our software sales and the tax authorities will refund us 14% of the value added tax that we pay within about 2 months.  This refund is regarded as a subsidy income granted by the PRC government and we recognize the value added tax refund as other income and only when it has been received. There is no condition to the use of the refund received.  We received approximately US$0.47 million of value added tax refund for the year ended March 31, 2010.  So long as the PRC government’s preferential policies for software enterprises remain unchanged, Beijing JianXin will continue to be eligible for this refund.  As our software sales are not considered a significant source for our revenue contribution, this refund will not have any significant impact on our future operations.

Income before income tax

As a result of the foregoing, our income before income tax increased significantly to US$15.0 million for the year ended March 31, 2010 from US$7.1 million for the year ended March 31, 2009.

Income tax expenses

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

As a holding company incorporated in the U.S., we are subject to the income tax in the U.S. Our subsidiary, China Liandi, which was incorporated in the British Virgin Islands (“BVI”), is not subject to any income tax in the BVI.  Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, our Hong Kong subsidiaries, Hua Shen HK, PEL HK and Bright Flow, are generally subject to Hong Kong income tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the year ended March 31, 2010 and 2009.

Our PRC subsidiary, Beijing JianXin, is generally subject to PRC enterprise income tax (“EIT”). However, it has been recognized by the relevant PRC tax authority as a software enterprise with its own software copyright and is entitled to preferential tax treatment – a tax holiday for two-year EIT exemption from its first profitable year (calendar year 2009) and a 50% reduction on its EIT rate for the three ensuing years.

Net income

As a result of the foregoing, our net income increased significantly to US$15.0 million for the year ended March 31, 2010 from US$7.1 million for the year ended March 31, 2009.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued for the year ended March 31, 2010 was calculated by US$3.5 per share times the number of shares of Series A Preferred Stock outstanding as of March 31, 2010 for the period from February 26, 2010 through March 31, 2010, as no preferred stock was converted into our common stock during this period.

B.	Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents. As of the years ended March 31, 2010 and 2009, we had cash and cash equivalents of US$59.2 million and US$5.0 million, respectively.

Our liquidity needs include: (i) net cash used in operating activities, which consists of: (a) cash required to import the equipment to be distributed to our customers, and (b) related freight expenses needed to be borne by our company; and (ii) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies, and net cash used in investing activities that consist of the investments in computers and other office equipment. Before the year ended March 31 2009, we financed our liquidity needs primarily through working capital loans obtained from our shareholders. Along with the significant increase of the scope and size of the delivery and installation contracts we obtained, the successful execution of these contacts, and the timely collection of the related account receivables, we generated a positive net cash flow from our operating activities of approximately US$34.7 million and repaid a significant portion of the shareholder loans, which amounted to approximately US$8.4 million for the year ended March 31, 2010. We also consummated a Private Placement transaction on February 26, 2010 and received aggregate net proceeds of approximately US$24.6 million from the Private Placement.

The following tables provide detailed information about our net cash flow for the periods indicated:

	Year ended March 31,
	2010	2009
	(Amount in thousands of US dollars)

Net cash provided by (used in) operating activities	34,686	(4,353)
Net cash provided by (used in) investing activities	11,309	(14,807)
Net cash provided by financing actives	8,228	17,632
Effect of foreign currency exchange rate changes on cash	(3)	(3)
Net increase/(decrease) in cash and cash equivalents	54,220	(1,531)

Net cash provided by (used in) operating activities:

As a result of our company’s normal business operations, a very significant portion of our cash was used to import equipment from our suppliers. Before the equipment was shipped to our customers, the prepayment was recorded as prepayment to suppliers which was included in prepaid expenses and other current assets. After the equipment was shipped and  before it was accepted by our customers, the payments were recorded as deferred cost. For the year ended March 31, 2009, there was approximately US$10 million of revenue that we recognized in March 2009 with the corresponding account receivables collected after the fiscal year end, which resulted in a net negative operating cash flow for the period.  For the year ended March 31, 2010, we generated approximately US$34.7 million positive net operating cash flow.  This positive cash flow was mainly due to the following: (1) the significant increase of the projects that were signed and completed during the period, which resulted in a significant increase of net income to US$15 million from US$7 million as compared to the previous period.  (2) the successful completion of most of the  uncompleted projects that were brought forward from the previous period, which caused  the balance of the prepayments to suppliers and deferred cost to decrease significantly by approximately US$20 million,  a corresponding decrease of approximately $14 million in deferred revenue and resulted in an increased of roughly $6 million in  operating cash flow; and (3) the timely collection of our account receivables for both the previous period and the current period, which caused the accounts receivable balance to be reduced significantly by approximately US$13 million.

On average, our outstanding customer accounts are normally settled within 180 days. Contracts signed in currencies other than Renminbi are typically settled in letter of credit, with average outstanding periods of between 2-3 months.  Contracts signed in Renminbi are normally collected within 6 months.  For the year ended March 31, 2010 and 2009, the days of sales outstanding was14 days and 176 days, respectively.  The relative longer average days of outstanding customer accounts for the year ended March 31, 2009 was a result of approximately US$10 million of revenue that we recognized in March 2009 but was not settled until after the fiscal year ended with a credit period less than 6 months.  There were no material receivables that were outstanding greater than 180 days as of March 31, 2010 and 2009.

Net cash provided by (used in) investing activities:

Our net cash provided by (used in) investing activities included the following transactions: (1) cash received for sales of short-term investments; (2) cash used in purchasing office equipment, computer software and other long-term assets, (3) cash loaned to/repaid by third parties, and (4) merger expenses paid for the reverse acquisition transaction consummated.  Historically, cash provided by (used in) investing activities was not considered significant. In February 2009, we temporarily loaned approximately US$15 million to a third party, which was settled in September 2009. For the year ended March 31, 2010, we also paid approximately US$0.3 in million merger expenses related to the cancellation of 4,690,000 shares owned by our former principal shareholder, as a result of the Share Exchange having been consummated.

Net cash provided by financing activities:

Our net cash provided by financing activities included the following transactions: (1) the loans we borrowed from and repaid to our shareholders; (2) cash provided by (used in) resulted from an increase or decrease of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities; (3) net proceeds received from the Private Placement consummated on February 26, 2010 which was approximately US$24.6 million; and (4) we also settled our payable for software copyright purchased in December 2008 which amounted to approximately US$5.97 million.

As of March 31, 2009, we borrowed an aggregate of approximately US$26.0 million from our shareholders to finance equipment purchases from our suppliers.  Shareholder’s loan due from Mr. Zuo was unsecured, interest free and payable on demand.  Shareholder’s loans from our Japanese shareholder were also unsecured, but bears interest at 3% to 5% per annum.  With the rapid growth of our revenue and cash provided in operating activities, we repaid approximately US$8.4 million to our shareholders for the year ended March 31, 2010. Our shareholders also forgave approximately US$9.4 million of their debts and contributed as additional capital to our company for the year ended March 31, 2010. As of March 31, 2010, we still owe our shareholders approximately US$8.5 million, which consisted of approximately US$0.94 million due to Mr. Zuo and approximately US$7.52 million due to our Japanese shareholder, SJ Asia Pacific Limited. We did not sign any written agreement with Mr. Zuo in regards to the loan we borrowed from him.  Based on the loan agreements we signed with our Japanese shareholder, these outstanding loans bear interest at 5% per annum and will  expire on June 30, 2010. Any delayed repayment of these loans without the prior consent from our Japanese shareholder is subject to a 1% penalty. Although we did not receive any commitment from our Japanese shareholder not to demand repayment of the loan, we believe that along with the rapid growth of our revenue and cash generated from operating activities, our financial position has improved to the point which allows us to repay our shareholders’ loan using money earned from operations on demand without having any significant adverse impact on our financial position and operations.

Credit Facilities:

As of March 31, 2010, we had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$62.3 million (equivalent to approximately US$8 million) as compared to an aggregate amount of general facilities of HK$16.5 million (equivalent to approximately US$2 million) as of March 31, 2009. Collaterals for the General Facilities include our bank deposits classified as restricted cash, trading securities, unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of our company), a standby letter of credit of not less than HK$45 million (or approximately US$5.8 million) issued by a bank which is in turn guaranteed by SJI Inc (a stockholder of our company) and undertaking from Hua Shen HK to maintain a tangible net worth at not less than HK$5 million (or approximately US$644 thousand).  We readily meet this requirement and complied with this requirement during all periods presented. There is low risk of non-compliance, especially, considering that our bank’s requirement for tangible net worth is far below our current tangible net worth.  In addition, on August 6, 2009, we obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately US$774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collaterals for the Government Sponsored Facility include a guarantee for HK$6,000,000 from us. As of March 31, 2010, there was no borrowing under the Government Sponsored Facility. Going forward, we do not expect any negative changes in our general credit facilities, especially in light of the fact that our sales have been growing rapidly.

Use of proceeds from Private Placement:

We intend to use the proceeds that we received in the Private Placement to build and develop a new manufacturing facility in China and to upgrade our software research and development department. Although we expect these costs to be material, management is still in discussions and negotiations with relevant parties and is currently unable to quantify these expected costs.  We do not intend to use such proceeds to repay any portion of the shareholder loans.

C.	Off-Balance Sheet Arrangements

Our company did not have any significant off-balance sheet arrangements as of March 31, 2010.

D.	Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of March 31, 2010:

Office Rental

Payable within fiscal year ending March 31,
- 2011	$418,518
- 2012	267,932
- 2013	219,447
- 2014	13,898
- Thereafter	-
Total minimum lease payments	$919,795

Item 6A	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 7	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2010, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their age, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.  The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the board’s discretion.

Name	Age	Position
Jianzhong Zuo	41	Chief Executive Officer, President and Chairman of the Board
Yong Zhao	38	Chief Financial Officer
Hirofumi Kotoi	47	Director
Joel Paritz(1)	66	Independent Director
Xiaojun Li(1)	47	Independent Director
Hongjie Chen(1)	38	Independent Director

(1) Serves as a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Jianzhong Zuo, Chief Executive Officer, President and Chairman

Mr. Zuo has been our Chief Executive Officer, President and Chairman of the Board since February 26, 2010. Mr. Zuo founded our wholly-owned subsidiary, Hua Shen Trading (International) Ltd., and served as its President since 1999. From 1993 to 1996, Mr. Zuo worked at Shenzhen Huashen Shiye International and Beijing Huashen Automation Engineering, and from 1992 to 1993 he was at Beijing Nonferrous Metal Research Institute. He earned his M.S. degree from the University of Science and Technology, Beijing in 1992 and an Executive MBA from the Central European Business School in 2007.

Yong Zhao, Chief Financial Officer

Mr. Zhao was appointed as our Chief Financial Officer on February 26, 2010. Mr. Zhao joined our wholly owned subsidiary, Beijing JianXin Petrochemical Engineering Ltd., as the Chief Financial Officer in 2008. From 1998 to 2008, he served as a financial manager for Beijing Feite Tianyuan Environmental Protection, Ltd., Co., Beijing Huashen Huizheng System Engineering Technology, Ltd., Co. and Beijing Huashen Guotong Technology Development Ltd. Mr. Zhao earned his Certificate in Project Financial Analysis at Beijing Technology and Business University in 2004 and earned his Bachelors Degree in Finance from Capital University of Economics and Business in 1992.

Hirofumi Kotoi, Director

Mr. Kotoi has been a member of our Board of Directors since March 27, 2010. Mr. Kotoi is a Vice-President and Representative Director at SJI Inc. where he has worked since June 1990. He earned his master degree from Kyoto University and completed a Ph.D. course major in Computer science. He also studied at the University of Science and Technology of China. A Chinese native, he came to Japan as a government funded overseas student in 1981.

Joel Paritz, Director

Mr. Paritz has been a member of our Board of Directors since May 17, 2010. Since 1980, Mr. Paritz has been the President of his own firm, Paritz & Company, P.A., a mid-size regional accounting and consulting firm servicing clients in the New York tri-state area and operations of multi-national companies. Previously, he was employed by Ernst & Young, in both the audit and tax departments. Mr. Paritz is a member of the New York and New Jersey Societies of Certified Public Accountants, American Institute of Certified Public Accountants and the Securities and Exchange Commission Practice Section. Since 2006, Mr. Paritz has been a member of the board of directors of Bancorp of New Jersey, Inc. He is a Certified Public Accountant licensed by the States of New York and New Jersey. He received his MBA and a bachelors degree in accounting from Rutgers University.

Xiaojun Li, Director

Mr. Li has been a member of our Board of Directors since May 17, 2010. Currently, Mr. Li is the president of ShengYuan Investment Company Ltd., an international investment and trading company, and vice president of Zhonghui Guohua Industrial Group Company Limited, a major Chinese mining company. He also serves as deputy secretary of the National Development and Reform Commission of China Industrial Development Association, and has served as general manager of China’s Overseas Economic Cooperation Corporation of State Foreign Trade, Central Asia branch. Mr. Li received his bachelor’s degree in economics from the Political Education Department of Xinjiang University.

Hongjie Chen, Director

Mr. Chen has been a member of our Board of Directors since May 17, 2010. Since 1998, Mr. Chen has been a managing director of the investment banking firm Haitong Securities Co., Ltd. Previously, he was a financial manager with Lison International Ltd., a subsidiary of Sinopec Shanghai Engineering Co., Ltd. (“SSEC”) in Hong Kong, and a project financial analyst at SSEC. Mr. Chen received his Bachelor of Economics at Shanghai University of Engineering Science and his EMBA from China Europe International Business School.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on May 14, 2010. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to LianDi Clean Technology Inc., Unit 401-405.4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089.

Board Composition

The Board of Directors is currently composed of five members. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. A quorum is a majority of the Board of Directors.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Joel Paritz, Xiaojun Li and Hongjie Chen, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of the our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Paritz is the Chairman of our audit committee.

The Board of Directors determined that Mr. Paritz possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Each of Joel Paritz , Xiaojun Li and Hongjie Chen are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Paritz is the Chairman of the Nominating Committee.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Each of Joel Paritz, Xiaojun Li and Hongjie Chen are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Paritz is the Chairman of Compensation Committee.

Policy Regarding Board Attendance

Our directors are expected to attend meetings of the Board of Directors as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Shareholder Communications

We have a process for shareholders who wish to communicate with the Board of Directors. Shareholders who wish to communicate with the Board may write to it at our address given above. These communications will be reviewed by one or more of our employees designated by the Board, who will determine whether they should be presented to the Board. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that Jianzhong Zuo did not timely file one Form 3, Yong Zhao did not timely file one Form 3, Hirofumi Kotoi did not timely file one Form 3, Hongjie Chen did not timely file one Form 3, Hua Shen Trading (International) Ltd. did not timely file one Form 3, China LianDi Energy Resources Engineering Technology Ltd. did not timely file one Form 3 and SJ Asia Pacific Ltd. did not timely file one Form 3.

Limitation of Liability and Indemnification of Officers and Directors

Our articles of incorporation limit the liability of our directors and officers under certain circumstances. Our articles of incorporation provide that the liability of directors or officers for monetary damages are eliminated to the fullest extent permitted by Nevada law. In addition, our directors and officers are indemnified as provided by our articles of incorporation, our bylaws and the Nevada Revised Statutes. Our bylaws and articles of incorporation provide that we will indemnify our directors, officers, employees, and agents, to the fullest extent to the extent required by the Nevada Revised Statutes and shall indemnify such individuals to the extent permitted by the Nevada Revised Statutes.

Item 10	Executive Compensation

Summary Compensation Table

The following table sets forth all cash compensation paid by the Company, as well as certain other compensation paid or accrued, for each of the last three fiscal years of the Company to each named executive officers.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards	All Other compensation ($)	Total ($)
Reed Buley, Former CEO,	2010	—	—	—	—	—
CFO, President and Secretary *	2009	23,150				23,150
	2008	30,863	—	—	—	30,863
Jianzhong Zuo, President and	2010	—	—	—	—	—
Chief Executive Officer	2009	—	—	—	—	—
	2008	—	—	—	—	—
Yong Zhao,	2010	7,028	3,514	—	—	10,542
Chief Financial Officer	2009	7,028	3,514	—	—	10,542
	2008	7,028	3,514	—	—	10,542

* Mr. Buley resigned as President and Secretary on February 26, 2010, in connection with the Share Exchange.

During each of the last three fiscal years, none of our other officers had salary and bonus greater than $31,000. In addition, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Employment Agreements

Jianzhong Zuo

Mr. Zuo’s employment agreement, effective June 15, 2008, provides that Mr. Zuo will be employed as President of Beijing JianXin for a two year term, which term has been extended for an additional two years until June 15, 2012. During the term of the agreement, Mr. Zuo will devote substantially all of his time to the service of the Company and may not compete directly or indirectly with us. We may terminate Mr. Zuo for cause at any time, and without cause upon 30 days notice. Mr. Zuo may resign without good reason upon 30 days notice.

Mr. Zuo receives no annual salary under the agreement or otherwise.

Yong Zhao

Mr. Zhao’s employment agreement, effective June 15, 2008, provides that Mr. Zuo will be employed as Chief Financial Officer of Beijing JianXin for a two year term, which term has been extended for an additional two years until June 15, 2012.  During the term of the agreement, Mr. Zhao will devote substantially all of his time to the service of the Company and may not compete directly or indirectly with us. We may terminate Mr. Zhao for cause at any time, and without cause upon 30 days notice. Mr. Zhao may resign without good reason upon 30 days notice.

Mr. Zhao has a verbal agreement with management setting his compensation at $7,028 annually and a bonus of $3,514 annually.

Director Agreements

In connection with the appointments of Joel Paritz, Xiaojun Li and Hongjie Chen to our Board of Directors, on May 17, 2010, we entered into one year agreements with each of them. Pursuant to these agreements, each of Messrs. Chen and Li will receive a fee of $300 per month for the term of the agreement, while Mr. Paritz will receive a monthly fee of $4,000 for the term of the agreement. Pursuant to their agreements, Messrs. Chen and Li were each awarded (i) on the date of execution of the agreement, a 5-year option to purchase up to 5,000 shares of common stock at the fair market value of the common stock on the date of the grant, such shares vesting in equal quarterly installments for the one year period following the date of grant, and (ii) on the one-year anniversary of the execution of the agreement, an additional 5-year option to purchase up to 5,000 shares of common stock at the fair market value of the common stock on the date of the grant, such shares vesting in equal quarterly installments for the one year period following the date of grant. Pursuant to Mr. Paritz’s agreement, he was awarded (i) on the date of execution of the agreement, a 5-year option to purchase up to 24,000 shares of common stock at the fair market value of the common stock on the date of the grant, such shares vesting in equal quarterly installments for the one year period following the date of grant, and (ii) on the one-year anniversary of the execution of the agreement, an additional 5-year option to purchase up to 24,000 shares of common stock at the fair market value of the common stock on the date of the grant, such shares vesting in equal quarterly installments for the one year period following the date of grant. We will also include such directors under our directors and officers insurance and reimburse each independent director for expenses related to his attending meetings of the board, meetings of committees of the board, executive sessions and shareholder meetings.

Director Compensation

Except as set forth above, our directors are reimbursed for reasonable expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plans. All decisions regarding compensation are determined by our Compensation Committee.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We intend to adopt one or more such programs in the future.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its directors or executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of June 21, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise stated, the address of all persons in the table is c/o LianDi Clean Technology Inc., Unit 401-405.4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089.

As of June 21, 2010, an aggregate of 29,358,772 shares of our common stock were outstanding.

Name & Address of Beneficial Owner and Office, if any	Amount & Nature of Beneficial Ownership(1)	Percent of Class(1)
SJ Asia Pacific Ltd.(2)	6,275,118	21.37%
China LianDi Energy Resources Engineering Technology Ltd.(3)	10,684,660	36.39
Hua Shen Trading (International) Ltd.(4)	6,838,620	23.29
Jianzhong Zuo, Chairman, Chief Executive Officer & President(5)	17,523,280	59.69
Yong Zhao, Chief Financial Officer	0	0.00
Hirofumi Kotoi, Director(6)	6,275,118	21.37
Joel Paritz, Independent Director	0	0.00
Xiaojun Li, Independent Director	0	0.00
Hongjie Chen, Independent Director	0	0.00
TriPoint Global Equities, LLC(7)	2,159,462	7.09
All officers and directors as a group (6 persons)	23,798,398	81.06%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or or investment power within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)
SJ Asia Pacific Ltd. is a wholly-owned subsidiary of SJI Inc., a Jasdaq listed company organized under the laws of Japan. Hirofumi Kotoi, one of our directors, and Jian Li are directors of SJ Asia Pacific Ltd. Its business address is Shinagawa Seaside, East Tower 4-12-8, Higashi-Shinagawa, Shinagawa-Ku, Tokyo, Japan.

(3)
Mr. Jianzhong Zuo, our Chairman, Chief Executive Officer and President, is a director of China LianDi Energy Resources Engineering Technology Ltd. and holds voting and dispositive power over the shares held by it.

(4)	Mr. Jianzhong Zuo, our Chairman, Chief Executive Officer and President, is a director of Hua Shen Trading (International) Ltd. and holds voting and dispositive power over the shares held by it.

(5)
Includes shares held of record by China LianDi Energy Resources Engineering Technology Ltd. and Hua Shen Trading (International) Ltd., each over which Mr. Zuo maintains voting and dispositive power. Mr. Zuo has no pecuniary interest in the shares held by Hua Shen Trading (International) Ltd.

(6)
Mr. Kotoi is a director of SJ Asia Pacific Ltd., a wholly-owned subsidiary of SJI Inc., a Jasdaq listed company organized under the laws of Japan, and shares voting and dispositive power over the shares held by SJ Asia Pacific Ltd. as a result of his position as a director of SJ Asia Pacific Ltd.

(7)
This  number includes (a) the following securities held by TriPoint Global Equities, LLC, our placement agent in the Private Placement: (i) 725,882 shares of common stock underlying Placement Agent Warrants, (ii) 181,473 shares underlying placement agent Series A Warrants and (iii) 181,473 shares underlying placement agent Series B Warrants; and (b) the following securities held by TriPoint Capital Advisors, LLC, our financial consultant: (i) 1,070,634 shares of common stock. Mark Elenowitz and Michael Boswell share voting and dispositive power over the securities held by TriPoint Global Equities, LLC. Mark Elenowitz and Michael Boswell, along with Louis Taubman, share voting and dispositive power over the securities held by TriPoint Capital Advisors, LLC. The principal address of TriPoint Global Equities, LLC is 17 State Street, 20th Floor, New York, New York 10004.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

Item 12	Certain Relationships and Related Transactions, and Director Independence

Related Transactions

As of March 31, 2010, we borrowed approximately $7.5 million from SJ Asia Pacific Limited (a shareholder of the Company). The loans are unsecured and bear interest at three to five percent per annum.

As of March 31, 2010, we borrowed approximately $940,000 from Mr. Zuo (our CEO and Chairman). This loan is unsecured, interest free and payable on demand.

TriPoint Capital Advisors, LLC

On February 26, 2010, we issued TriPoint Capital Advisors, LLC, an affiliate of TriPoint Global Equities, LLC, 820,634 shares of our common stock pursuant to the Exchange Agreement in exchange for 1,500 shares of China LianDi that it owned.

TriPoint Global Equities, LLC

TriPoint Global Equities, LLC acted as our placement agent in the Private Placement.

Lock Up Agreement

On the February 26, 2010, we entered into a lock-up agreement with China LianDi Energy Resources Engineering Technology Ltd., an affiliate of Jianzhong Zuo, our Chief Executive Officer, President and Chairman, whereby such entity is prohibited from selling the Company’s securities until six (6) months after the effective date of the registration statement required to be filed under the Registration Rights Agreement. For one (1) year thereafter, it will be permitted to sell up to  1/12 of its initial holdings every month.

Securities Escrow Agreement

On February 26, 2010, we entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which China LianDi Energy Resources Engineering Technology Ltd. (the “Principal Stockholder”), an affiliate of Jianzhong Zuo, our Chief Executive Officer, President and Chairman, delivered into an escrow account 1,722,311 shares of common stock (the “Escrow Shares”) to be used as a share escrow for the achievement of a fiscal year 2011 net income performance threshold of $20.5 million. With respect to the 2011 performance year, if we achieve less than 95% of the 2011 performance threshold, then the Escrow Shares for such year will be delivered to the Investors in the amount of 86,115.55 shares (rounded up to the nearest whole share and pro rata based on the number of shares of Series A Preferred Stock owned by such Investor at such date) for each full percentage point by which such threshold was not achieved up to a maximum of 1,722,311 shares. Any Escrow Shares not delivered to any Investor because such Investor no longer holds shares of Series A Preferred Stock or Conversion Shares, or because the 2011 performance threshold was met, shall be returned to the Principal Stockholder.

Director Independence

Three of our directors, Messrs. Paritz, Li and Chen, have been determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent.

Item 13	Principal Accounting Fees and Services.

Effective May 6, 2010, we formally engaged AGCA, Inc. as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended March 31, 2010.  Prior to May 6, 2010, The Hall Group, CPAs had served as our auditor.

Fees for the fiscal years ended March 31, 2010 and 2009

Audit Fees.

AGCA, Inc. was paid aggregate fees of approximately $156,000 for the audit of our annual financial statements for the fiscal year ended March 31, 2010.  The Hall Group, CPA was paid aggregate fees of approximately $23,000 for the audit of the annual financial statements of Remediation Services, Inc. for the fiscal year ended December 31, 2009 and review of the quarterly financial statements of Remediation Services, Inc. for each quarter for the fiscal year ended December 31, 2009.

Audit-Related Fees.

None

Tax Fees.

None.

All Other Fees.

The aggregate fees billed in the fiscal years ended March 31, 2010 and 2009 for products and services provided by the principal accountant for the relevant fiscal year, other than services reported above under other captions of this Item 13 are $138,000 and $0, respectively.

As provided for in our Audit Committee charter, the Audit Committee pre-approves all audit and non-audit services by the independent auditors as required by applicable law and the rules of any securities exchange upon which our securities may be listed.

PART IV

Item 14	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1
Share Exchange Agreement dated February 26, 2010, by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), Reed Buley, China LianDi Clean Technology Engineering Ltd., and the shareholders of China LianDi Clean Technology Engineering Ltd.(1)

3.1	Articles of Incorporation of LianDi Clean Technology Inc., as amended(2)
3.3	Certificate of Designation(1)
3.4	By-laws (2)
4.1	Registration Rights Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein(1)
4.2	Form of Series A Warrant(1)
4.3	Form of Series B Warrant(1)
10.1	Securities Purchase Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein(1)
10.2
Securities Escrow Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), China LianDi Energy Resources Engineering Technology Ltd. and certain investors listed therein(1)

10.3	Lock-up Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and China LianDi Energy Resources Engineering Technology Ltd.(1)
10.4	Placement Agent Agreement with TriPoint Global Equities, LLC(2)
10.5	Employment Agreement with Jianzhong Zuo(2)
10.6	Employment Agreement with Yong Zhao(2)
10.7	Sales Contract by and between Hua Shen Trading (International) Limited and China Petrochemical International Co. Ltd. dated as of September 28, 2007(1)
10.8	Cooper Cameron Valves Authorization Letter dated as of September 6, 2006(1)
10.9	Form of Rotork Authorization Letter(1)
10.10	International Distributor Agreement by and between Petrochemical Engineering Limited and DeltaValve dated as of February 12, 2010(2)
10.11	Poyam Authorization Letter dated as of May 20, 2010(2)
10.12	After-sale Services Agreement by and between Petrochemical Engineering Limited and AMPO S. Coop Poyam Valves dated as of January 20, 2010(2)
10.13	Entrustment purchase agreement by and between Beijing JianXin Petrochemical Engineering Ltd. and Petrochemical Engineering Limited(1)
10.14	Loan Agreements from Shareholder(2)
10.15	Independent Director Agreement of Joel Paritz (3)
10.16	Independent Director Agreement of Xiaojun Li(3)
10.17	Independent Director Agreement of Hongjie Chen(3)
14.1	Code of Business Conduct and Ethics(3)
16.1	Letter from The Hall Group, CPAs dated May 10, 2010 regarding the change in the Registrant’s certifying accountant (4)
16.2	Letter from The Hall Group, CPAs dated May 13, 2010 regarding the change in the Registrant’s certifying accountant (5)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2010.

(2) Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 24, 2010.

(3) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010.

(4) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.

(5) Incorporated by reference herein to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 13, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIANDI CLEAN TECHNOLOGY INC.

June 25, 2010	By:	/s/ Jianzhong Zuo
(Date Signed)		Jianzhong Zuo, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Jianzhong Zuo	Chief Executive Officer, President and Chairman (Principal Executive Officer)	June 25, 2010
Jianzhong Zuo

/s/ Yong Zhao	Chief Financial Officer (Principal Accounting Officer)	June 25, 2010
Yong Zhao

/s/ Hirofumi Kotoi	Director	June 25, 2010
Hirofumi Kotoi

/s/ Joel Paritz	Director	June 25, 2010
Joel Paritz

/s/ Hongjie Chen	Director	June 25, 2010
Hongjie Chen

/s/ Xiaojun Li	Director	June 25, 2010
Xiaojun Li

Exhibit Index

Exhibit No.	Description
2.1
Share Exchange Agreement dated February 26, 2010, by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), Reed Buley, China LianDi Clean Technology Engineering Ltd., and the shareholders of China LianDi Clean Technology Engineering Ltd.(1)

3.1	Articles of Incorporation of LianDi Clean Technology Inc., as amended(2)
3.3	Certificate of Designation(1)
3.4	By-laws (2)
4.1	Registration Rights Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein(1)
4.2	Form of Series A Warrant(1)
4.3	Form of Series B Warrant(1)
10.1	Securities Purchase Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein(1)
10.2
Securities Escrow Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), China LianDi Energy Resources Engineering Technology Ltd. and certain investors listed therein(1)

10.3	Lock-up Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and China LianDi Energy Resources Engineering Technology Ltd.(1)
10.4	Placement Agent Agreement with TriPoint Global Equities, LLC(2)
10.5	Employment Agreement with Jianzhong Zuo(2)
10.6	Employment Agreement with Yong Zhao(2)
10.7	Sales Contract by and between Hua Shen Trading (International) Limited and China Petrochemical International Co. Ltd. dated as of September 28, 2007(1)
10.8	Cooper Cameron Valves Authorization Letter dated as of September 6, 2006(1)
10.9	Form of Rotork Authorization Letter(1)
10.10	International Distributor Agreement by and between Petrochemical Engineering Limited and DeltaValve dated as of February 12, 2010(2)
10.11	Poyam Authorization Letter dated as of May 20, 2010(2)
10.12	After-sale Services Agreement by and between Petrochemical Engineering Limited and AMPO S. Coop Poyam Valves dated as of January 20, 2010(2)
10.13	Entrustment purchase agreement by and between Beijing JianXin Petrochemical Engineering Ltd. and Petrochemical Engineering Limited(1)
10.14	Loan Agreements from Shareholder(2)
10.15	Independent Director Agreement of Joel Paritz (3)
10.16	Independent Director Agreement of Xiaojun Li(3)
10.17	Independent Director Agreement of Hongjie Chen(3)
14.1	Code of Business Conduct and Ethics(3)
16.1	Letter from The Hall Group, CPAs dated May 10, 2010 regarding the change in the Registrant’s certifying accountant (4)
16.2	Letter from The Hall Group, CPAs dated May 13, 2010 regarding the change in the Registrant’s certifying accountant (5)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2010.

(2) Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 24, 2010.

(3) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010.

(4) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.

(5) Incorporated by reference herein to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 13, 2010.

LIANDI CLEAN TECHNOLOGY INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
CHINA LIANDI CLEAN TECHNOLOGY ENGINEERING LIMITED:

We have audited the accompanying consolidated balance sheet of China LianDi Clean Technology Engineering Limited (a wholly-owned subsidiary of LianDi Clean Technology Inc.) and its subsidiaries (collectively the “Company”) as of March 31, 2009 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China LianDi Clean Technology Engineering Limited as of March 31, 2009, the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1, the Company completed a reverse acquisition of Remediation Service Inc. (now known as LianDi Clean Technology Inc.) on February 26, 2010. As a result, the equity section and earnings per share data of the Company have been retroactively restated to reflect the reverse acquisition.

/s/ AGCA CPA Limited

Hong Kong, March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
LIANDI CLEAN TECHNOLOGY INC:

We have audited the accompanying consolidated balance sheet of LianDi Clean Technology Inc. and its subsidiaries (collectively the “Company”) as of March 31, 2010 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010, the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AGCA, Inc.

Arcadia, California

June 25, 2010

LIANDI CLEAN TECHNOLOGY INC
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of March 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$59,238,428	$5,018,813
Restricted cash	2,964,864	989,475
Accounts receivable, net of $nil allowance	2,295,231	15,054,940
Deferred costs of revenue	1,168,025	15,063,883
Inventories	30,103	72,199
Prepaid expenses and deposits	657,257	6,812,415
Other receivables, net of $nil allowance	3,416,284	15,160,782
Pledged trading securities	11,592	29,380

Total current assets	69,781,784	58,201,887

Other Assets
Property and equipment, net	151,660	145,733
Intangible assets, net	5,192,738	5,774,660

Total assets	$75,126,182	$64,122,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,926	$-
Deferred revenue	2,481,771	18,938,681
Other payables and accrued expenses	3,496,612	1,275,711
Provision for income tax	59,763	59,869
Payable for intangible	-	5,968,490
Due to shareholders	8,461,161	26,242,336
Preferred stock dividend payable	184,820	-

Total current liabilities	14,696,053	52,485,087

Total liabilities	14,696,053	52,485,087

Commitments and Contingencies (Note 19)

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 7,086,078 shares and none issued and outstanding, respectively; aggregate liquidation preference amount: $24,986,093 and $nil, including accrued but unpaid dividend of $184,820 and $nil, at March 31, 2010 and 2009, respectively)	14,059,018	-

Shareholders’ Equity
Common stock (par value: $0.001 per share; 50 000,000 shares authorized; 29,358,772 and 27,354,480 shares issued and outstanding, respectively)	29,359	27,355
Additional paid-in capital	19,891,932	22,645
Statutory reserves	1,138,733	1,138,733
Retained earnings	25,245,926	10,392,768
Accumulated other comprehensive income	65,161	55,692

Total shareholders’ equity	46,371,111	11,637,193

Total liabilities and shareholders’ equity	$75,126,182	$64,122,280

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended March 31,
	2010	2009
NET REVENUE :
Sales and installation of equipment	$71,152,658	$25,952,152
Sales of software	6,433,064	4,791,901
Services	133,758	521,232
	77,719,480	31,265,285
Cost of revenue :
Cost of equipment sold	(58,540,656)	(21,206,730)
Amortization of intangibles	(597,449)	(198,049)
	(59,138,105)	(21,404,779)

Gross profit	18,581,375	9,860,506
Operating expenses:
Selling expenses	(1,673,019)	(1,228,481)
General and administrative expenses	(1,304,006)	(1,177,820)
Research and development cost	(91,401)	(42,158)
Total operating expenses	(3,068,426)	(2,448,459)

Income from operations	15,512,949	7,412,047
Other income (expenses), net
Interest income	48,864	48,390
Interest and bank charges	(519,969)	(366,232)
Merger expenses	(275,000)	-
Exchange gains (losses), net	(293,993)	37,695
Value added tax refund	465,786	-
Other	100,157	(3,196)
Total other expenses, net	(474,155)	(283,343)

Income before income tax	15,038,794	7,128,704
Income tax expense	(816)	(41,720)

NET INCOME	15,037,978	7,086,984
Preferred stock dividend	(184,820)	-

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,853,158	$7,086,984

COMPREHENSIVE INCOME:
Net income	$15,037,978	$7,086,984
Other comprehensive income:
Foreign currency translation adjustment	9,469	43,119
Comprehensive income	$15,047,447	$7,130,103

EARNINGS PER SHARE:
Basic	$0.54	$0.26
Diluted	$0.53	$0.26

Weighted average number of shares outstanding:
Basic	27,541,181	27,354,480
Diluted	28,230,337	27,354,480

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Year Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,037,978	$7,086,984
Adjustments for:
Depreciation of property and equipment	38,449	23,474
Amortization of intangible assets	603,892	198,777
Merger expenses	275,000	-
Impairment of inventories	-	30,998
Gain (loss) on short-term investments	(21,763)	9,799
Decrease (increase) in assets:
Accounts receivable	12,749,207	(12,038,588)
Inventories	42,021	(72,306)
Deferred costs, prepaid expenses and other current assets	20,167,261	(13,648,574)
Increase (decrease) in liabilities:
Accounts payable	11,941	(361,069)
Deferred revenue and accruals	(14,158,370)	14,381,319
Provision for income tax	(59,839)	36,261
Net cash provided by (used in) operating activities	34,685,777	(4,352,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	39,521	274,329
Purchase of property, plant and equipment	(44,643)	(168,857)
Purchase of intangible assets	(14,058)	(5,825)
Payment of merger expenses for reverse acquisition	(275,000)	-
Repayment from (advance to) other entities	11,602,932	(14,907,083)
Net cash provided by (used in) investing activities	11,308,752	(14,807,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) advance from shareholders	(8,379,242)	16,371,471
Decrease (increase) in restricted cash	(1,979,672)	1,260,985
Settlement of payable for intangibles (see Note 10)	(5,965,488)	-
Proceeds from Private Placement (see Note 13)	24,552,378	-
Net cash provided by financing activities	8,227,976	17,632,456

Effect of foreign currency translation on cash	(2,890)	(3,374)

Net (decrease) increase in cash and cash equivalents	54,219,615	(1,531,279)

Cash and cash equivalents, beginning of year	5,018,813	6,550,092

CASH AND CASH EQUIVALENTS, end of year	$59,238,428	$5,018,813

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interests	$236,264	$262,146
Cash paid for income tax	$816	$647

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Shareholders’ forgiveness of debt contributed as capital	$9,377,931	$-
Payable for intangibles (see Note 10)	$-	$5,941,459

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other
	Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance, April 1, 2008	27,354,480	$27,355	$22,645	$-	$4,444,517	$12,573	$4,507,090

Net income for the year	-	-	-	-	7,086,984	-	7,086,984

Foreign currency translation adjustment	-	-	-	-	-	43,119	43,119

Appropriations to statutory reserves	-	-	-	1,138,733	(1,138,733)	-	-

Balance, March 31, 2009	27,354,480	27,355	22,645	1,138,733	10,392,768	55,692	11,637,193

Effect of reverse acquisition	1,216,950	1,217	(1,217)	-	-	-	-

Net income for the year				-	15,037,978	-	15,037,978

Foreign currency translation adjustment	-	-	-	-	-	9,469	9,469

Shareholder forgiveness of debt contributed as capital	-	-	9,377,931	-	-	-	9,377,931

Share transfer arrangement and Escrowed share arrangement in Private Placement (Note 13)	-	-	7,272,824	-	-	-	7,272,824

Issue of shares in Private Placement (Note 13)	787,342	787	1,308,593	-	-	-	1,309,380

Issue of warrants in Private Placement (Note 13)	-	-	1,911,156	-	-	-	1,911,156

Preferred stock dividend	-	-	-	-	(184,820)	-	(184,820)

Balance, March 31, 2010	29,358,772	$29,359	$19,891,932	$1,138,733	$25,245,926	$65,161	$46,371,111

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

Nature of operations

LianDi Clean Technology Inc. (formerly known as Remediation Service Inc.) (“LianDi Clean” or the “Company”) is a holding company and, through its subsidiaries, primarily engages in distributing clean technology for refineries (unheading units for the delayed coking process), distributing a wide range of petroleum and petrochemical valves and equipments, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies.

Corporate organization

LianDi Clean was incorporated in the State of Texas on June 25, 1999 under the name Slopestyle Corporation.  On December 12, 2007, the Company changed its name from Slopestyle Corporation to Remediation Services, Inc. (“Remediation”) and re-domiciled from Texas to Nevada.  On February 26, 2010, Remediation completed a reverse acquisition of China LianDi Clean Technology Engineering Ltd. (“China LianDi”), which is further described below. The reverse acquisition of China LianDi resulted in a change-in-control of Remediation.

On March 17, 2010, Remediation caused to be formed a corporation under the laws of the State of Nevada called LianDi Clean Technology Inc. (“Merger Sub”) and on the same day, acquired one hundred shares of Merger Sub’s common stock for cash.  As such, Merger Sub became a wholly-owned subsidiary of Remediation.

Effective as of April 1, 2010, Merger Sub was merged with and into Remediation. As a result of the merger, the Company’s corporate name was changed to “LianDi Clean Technology Inc.”  Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased.  LianDi Clean was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of the Company.

Details of LianDi Clean’s subsidiaries as of March 31, 2010 are as follows:

Subsidiaries’ names	Place and date of incorporation	Percentage of ownership	Principal activities

China LianDi Clean Technology Engineering Ltd. (“China LianDi”)	British Virgin Islands July 28, 2004	100% (directly by the Company)	Holding company of the other subsidiaries
Hua Shen Trading (International) Limited (“Hua Shen HK”)	Hong Kong January 20, 1999	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services
Petrochemical Engineering Limited (“PEL HK”)	Hong Kong September 13, 2007	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services, and investment holding
Bright Flow Control Ltd. (“Bright Flow”)	Hong Kong December 17, 2007	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services
Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”)	People’s Republic of China (“PRC”) May 6, 2008	100% (through PEL HK)
Delivering of industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software for polymerization processes, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

In July 2004, China LianDi was founded and owned as to 60% by Mr. Jianzhong Zuo (“Mr. Zuo”, the Chief Executive Officer and Chairman of the Company) and 40% by another third-party minority shareholder. On October 2, 2007, Mr. Zuo acquired from that minority shareholder the remaining 40% interest in China LianDi for US$1, and hence became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Island and wholly owned by SJI Inc., which was incorporated in Japan and whose shares are listed on Jasdaq Securities Exchange, Inc. in Japan) acquired 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) the commitment to invest HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of unlimited shareholder’s loan bearing interest at a rate not exceeding 5% per annum. As a result, at such times China LianDi was owned 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

On January 8, 2010, Mr. Zuo transferred 25%, 14% and 10% interest in China LianDi to China LianDi Energy Resources Engineering Technology Ltd (“LianDi Energy”, a company wholly owned by Mr. Zuo), Hua Shen Trading (International) Ltd. (“Hua Shen”, a company incorporated in the British Virgin Island and wholly owned by SJ Asia Pacific Limited whereas Mr. Zuo is a director of this company and holds voting and dispositive power over the shares held by it) and Rapid Capital Holdings Ltd (“Rapid Capital”) respectively.  On February 10, 2010, SJ Asia Pacific Limited and LianDi Energy transferred 28.06% and 1.47% interest in China LianDi to Rapid Capital (26.53%) and Tripoint Capital Advisors, LLC (3%) respectively.  On February 12, 2010, Rapid Capital transferred its 31.53% interest in China LianDi to LianDi Energy (15.53%), Hua Shen (11%) and Dragon Excel Holdings Ltd (5%) respectively. As a result, immediately before the Share Exchange as defined below, China LianDi was owned as to 23% by SJ Asia Pacific Limited and 64% by Mr. Zuo through LianDi Energy and Hua Shen.

Hua Shen HK was founded by Mr. Zuo in 1999.  On January 8, 2008, China LianDi acquired 100% ownership interest in Hua Shen HK from Mr. Zuo. As Hua Shen HK and China LianDi had been under common control, the acquisition of Hua Shen HK by China LianDi has been accounted for using the “as if” pooling method of accounting.

In 2007, China LianDi established PEL HK and Bright Flow, as wholly-owned subsidiaries, in Hong Kong. In 2008, PEL HK established Beijing JianXin, as a wholly-owned subsidiary, in the PRC.

Reverse Acquisition

On February 26, 2010 (the “Closing Date”), Remediation consummated the transactions contemplated by the Share Exchange Agreement (the “Exchange Agreement”), by and among (i) China LianDi and China LianDi’s shareholders, (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) the former principal stockholder of Remediation. Immediately prior to the Share Exchange, 4,690,000 shares of Remediation’s common stock then outstanding were cancelled and retired, so that immediately prior to the Share Exchange, Remediation had 28,571,430 shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to Remediation all of the China LianDi Shares in exchange for the issuance of 27,354,480 shares of Remediation’s common stock, par value $0.001 per share (such transaction, the “Share Exchange”), representing approximately 96% of Remediation’s shares of common stock then issued and outstanding. The Share Exchange resulted in a change in control of Remediation.

China LianDi also paid $275,000 to Remediation’s former principal shareholder, owner of the cancelled shares, as a result of the Share Exchange having been consummated.

As a result, the Share Exchange has been accounted for as a reverse acquisition whereby China LianDi is deemed to be the accounting acquirer (legal acquiree) and Remediation to be the accounting acquiree (legal acquirer).  The financial statements before the Share Exchange are those of China LianDi with the results of Remediation being consolidated from the Closing Date. The equity section and earnings per share of the Company have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates

The preparation of the these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.  As of March 31, 2010 and 2009, approximately $12.4 million and $1.7 million of the Company’s cash and cash equivalents were denominated in Chinese Renminbi (“RMB”) and were placed with banks in the PRC.  The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

Accounts receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company sets aside an allowance for doubtful accounts, as required, to account for any estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories

Inventories are stated at the lower of cost, determined on a specific identification basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Leasehold improvements	5 years
Office equipment	5 years

The carrying value of property and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the property and equipment is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible assets

Purchased software and copyrights are initially recorded at costs and amortized on a straight-line basis over the shorter of the contractual terms or estimated useful economic life of 2 to 10 years.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Revenue is recognized when the following four criteria are met as prescribed by U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”): (i) persuasive evidence of an arrangement exists, (ii) product delivery has occurred or the services have been rendered , (iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured.

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to deliver equipment with varied performance specifications specific to each customer and provide the technical services for installation, integration and testing of the equipment. Where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

The Company’s multiple-element contracts generally include customer-acceptance provisions which provide for the Company to carry out installation, test runs and performance tests at the Company’s costs until the equipment can meet the performance specifications within a specified period (“acceptance period”) stated in the contracts. These contracts generally provide the customers with the right to deduct certain percentages of the contract value as compensation or liquidated damages from the balance payment stipulated in the contracts, if the performance specifications cannot be met within the acceptance period. There is generally no provision giving the customers a right of return, cancellation or termination with respect to any uninstalled equipment.

The delivered equipment has no standalone value to the customer until they are installed, integrated and tested at the customer’s site by the Company up to the performance specifications specific to each customer. In addition, under these multiple-element contracts, the Company has not sold the equipment separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site, hence, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by customer.

The Company may also provide its customers with a warranty for, in general, one year following the customer’s acceptance of the installed equipment. Some contracts require that 5% to 15% of the contract price be held as retainage for quality warranty and only due for payment by the customer upon expiry of the warranty period. For those contracts with retainage clauses, the Company defers the recognition of the amounts retained as revenue until expiry of the warranty period when collectibility can reasonably be assured. The Company has not provided for warranty costs for those contracts without retainage clauses, as the relevant estimated costs were insignificant based on historical experience.

Product only

Revenue derived from sale contracts that provide for delivery of products only is recognized when the titles to the products pass to customers. Titles to the products pass to the customers when the products are delivered and accepted by the customers.

Software sale

The Company recognizes revenue from the delivering of data processing platform software when the software is delivered to and accepted by the customer, pursuant to the guidance in ASC Topic 985,   Software and in accordance with SAB 104. Cost of software revenue include amortization of software copyright.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

Service

The Company recognizes revenue from provision of services when the service has been performed, in accordance with SAB 104.

The Company is subject to business tax at 5% and value added tax at 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the two years ended March 31, 2010 and 2009.

Deferred revenue and costs

Deferred revenue represents payments received from customers on equipment delivery and installation contracts prior to customer acceptance.  As revenues are deferred, the related costs of equipment paid to suppliers are also deferred. The deferred revenue and costs are recognized in the consolidated statements of income in the period in which the criteria for revenue recognition are satisfied as discussed above.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred.  During the years ended March 31, 2010 and 2009, advertising and promotion costs were insignificant.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred.  Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $444,127 and $316,454 for the years ended March 31, 2010 and 2009, respectively.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740.  ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

In July 2006, the FASB issued ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109) which became effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s adoption of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 did not result in any adjustments to the opening balance of the Company’s retained earnings as of April 1, 2008.

Comprehensive income

FASB ASC Topic 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from foreign currency translation adjustments.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share.” FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilutive effects of convertible securities (using the as-if converted method), and options and warrants and their equivalents (using the treasury stock method).

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition consummated on February 26, 2010 (see Note 1 for further details), whereby the 27,354,480 shares of common stock issued by Remediation Services, Inc. (nominal acquirer) to the Company’s shareholder (nominal acquiree) are deemed to be the number of shares outstanding for the periods prior to the reverse acquisition. For periods after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during those periods.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended March 31,
	2010	2009

Income available to common stockholders for purposes of:
Basic	$14,853,158	$7,086,984
Preferred stock dividend	184,820	-
Diluted	15,037,978	7,086,984

Weighted average number of shares:
Basic	27,541,181	27,354,480
Effective of dilutive convertible preferred stock	660,073	-
Effect of dilutive warrants	29,083	-
Diluted	28,230,337	27,354,480

Earnings per share
Basic	$0.54	$0.26

Diluted	$0.53	$0.26

The diluted earnings per share calculation for the year ended March 31, 2010 did not include the warrants to purchase up to 2,165,199 shares of common stock, because their effect was anti-dilutive. No convertible securities or potential common shares existed as of March 31, 2009.

Commitments and contingencies

The Company follows ASC Subtopic 450-20, Loss Contingencies in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency

The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The Company’s PRC subsidiary maintains its books and records in Renminbi (“RMB”), the lawful currency in the PRC, which may not be freely convertible into foreign currencies. The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	March 31, 2010	March 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.8263	US$1=RMB6.8359
Items in statements of income and cash flows	US$1=RMB6.8290	US$1=RMB6.8670

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Financial instruments

The Company values its financial instruments as required by FASB ASC 320-12-65 (formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”). The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, trading securities, accounts receivable, other receivables, accounts payable, other payables and loans due to shareholders.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, trade and other receivables and payables, and short-term debts approximate fair values due to their short maturities.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of March 31, 2010
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount
Short-term investment:
Marketable equity securities	$11,592	$-	$-	$11,592
Total	$11,592	$-	$-	$11,592

	As of March 31, 2009
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount

Short-term investment:
Marketable equity securities	$29,380	$-	$-	$29,380
Total	$29,380	$-	$-	$29,380

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2010 and 2009.

LIANDI CLEAN TECHNOLOGY IN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. This ASC is effective for interim and annual periods ending after September 15, 2009. Adoption of the ASC did not have a material impact on the Company’s Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective April 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, Disclosures about Derivative Instruments and Hedging Activities), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Upon initial adoption of SFAS 157 on April 1, 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, Effective Date of FASB Statement 157), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other non-amortizable intangibles. Effective April 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51), which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

Effective April 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FSP FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective September 1, 2009, the Company adopted ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements has had no material effect on the Company’s Consolidated Financial Statements.

In the quarter ended December 31, 2009, the Company adopted ASC Update No. 2009-05, which provides guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, Fair Value Measurements).  . The adoption of this Update has had no material effect on the Company’s Consolidated Financial Statements.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. ASU No. 2010-05 includes the SEC staff announcement at the EITF meeting that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff clarified that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the Escrowed Shares should be reflected as a discount in the allocation of proceeds. The Company has applied the guidance in ASU No. 2010-05 to the escrowed share arrangement in conjunction with the Private Placement as further described in Note 13.

New accounting pronouncement to be adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (the Company’s fiscal ending March 31, 2011). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (the Company’s fiscal ending March 31, 2011). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncement to be adopted (continued)

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

•
ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

•
ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2011.  The Company is currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

In January 2010, the FASB issued the following ASC Updates:

•
ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

•
ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

•
ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncement to be adopted (continued)

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718),which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 3	RESTRICTED CASH

Restricted cash as of March 31, 2010 and 2009 represented the Company’s bank deposits held as collaterals for the Company’s credit facilities as discussed in Note 12.

NOTE 4	ACCOUNTS RECEIVABLE, NET

	As of March 31,
	2010	2009

Accounts receivable	$2,295,231	$15,054,940
Less: Allowance for doubtful debts	-	-

	$2,295,231	$15,054,940

As of March 31, 2010 and 2009, the balance of accounts receivable included $1,297,457 and $nil billed but not paid by customers under retainage provision in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized during the years ended March 31, 2010 and 2009.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 5	INVENTORIES

	As of March 31,
	2010	2009

Finished goods, consisting of parts	$61,046	$103,197
Less: Allowance for stock obsolescence	(30,943)	(30,998)

	$30,103	$72,199

NOTE 6	PREPAID EXPENSES AND DEPOSITS

	As of March 31,
	2010	2009

Prepaid operating expenses	$145,544	$1,534
Tender deposits	205,908	150,509
Rental deposits	70,947	66,684
Prepayment to suppliers	-	6,488,056
Advances to staff for normal business purposes	234,858	105,632

Total	$657,257	$6,812,415

Prepayment to suppliers as of March 31, 2010 represented deposits or advance payments for the purchases of equipment for sale to customers and was utilized in the year ended March 31, 2010.

NOTE 7	OTHER RECEIVABLES

	As of March 31,
	2010	2009

Other receivables from unrelated entities, net of $nil allowance	$3,416,284	$15,160,782
Less: Allowance for doubtful debts	-	-

	$3,416,284	$15,160,782

Other receivables from unrelated entities represented temporary loans advanced to customers, which were unsecured, non-interest bearing and repayable on demand.

NOTE 8	PLEDGED TRADING SECURITIES

	As of March 31,
	2010	2009

Marketable equity securities	11,592	29,380

	$11,592	$29,380

As of March 31, 2010 and March 31, 2009, all of the Company’s trading securities were pledged as collaterals for the Company’s credit facilities (see Note 12). Marketable equity securities are reported at fair value based on quoted market prices in active (Level 1 inputs) markets, respectively, with gains or losses resulting from changes in fair value recognized currently in earnings.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 9	PROPERTY AND EQUIPMENT

	As of March 31,
	2010	2009

Office equipment	$85,607	$49,909
Leasehold improvements	127,970	119,383

Total cost	213,577	169,292
Less: Accumulated depreciation	(61,917)	(23,559)

Net	$151,660	$145,733

Depreciation expenses in aggregate for the years ended March 31, 2010 and 2009 were $38,449 and $23,474 respectively.

NOTE 10	INTANGIBLE ASSETS

	As of March 31,
	2010	2009

Computer software and program	$19,923	$5,852
Software copyright	5,976,915	5,968,489
Less: Accumulated amortization	(804,100)	(199,681)

Net	$5,192,738	$5,774,660

In December 2008, the Company’s subsidiary, Beijing JianXin, purchased a software copyright on data processing platform software for application in petrochemical productions pursuant to an agreement dated October 1, 2008 from a company unaffiliated to the Company at the time of the agreement. The agreement provides that the purchase price shall be based on the valuation of RMB40,800,000 (or $5,941,459). The agreement stipulates that the seller shall provide assistance for the registration of the software copyright in the name of Beijing JianXin. The agreement also provides that the seller shall dismiss all human resources for the business activities related to the software from the date Beijing JianXin is granted the software copyright and at the same time, provide assistance for Beijing JianXin to re-employ the necessary staff from the seller to ensure a smooth transitioning of the activities related to the software. The agreement provides for Beijing JianXin to pay the purchase price within 1 year from the date it obtains the software copyright, but no later than March 31, 2010. The purchase price for the software copyright was fully paid before March 31, 2010.

This software copyright has been registered with the National Copyright Administration of the People’s Republic of China in the name of Beijing JianXin and is protected under the relevant copyright law of the PRC for 50 years from November 11, 2008, the date of first publication of the software. This software copyright is amortized over its estimated useful life of ten years using the straight-line method.

Amortization expenses for the years ended March 31, 2010 and 2009 were $603,892 and $198,777 respectively.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 11	OTHER PAYABLES AND ACCRUED EXPENSES

	As of March 31,
	2010	2009

Business tax and value added tax payable	$2,003,706	$1,173,497
Accrued operating expenses	1,376,358	47,938
Other payables	55,501	54,276
Accrued welfare	61,047	-

Total	$3,496,612	$1,275,711

NOTE 12	CREDIT FACILITIES

As of March 31, 2010, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$62.3 million (equivalent to approximately $8 million). Collaterals for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 8, respectively, unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$45 million (or approximately $5.8) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and undertaking from Hua Shen HK to maintain a tangible net worth at not less than HK$5 million (or approximately $644 thousand).

As of March 31, 2010, there were outstanding import shipping guarantees of $2,529,614 issued by the banks on behalf of the Company under the General Facilities. There was no other borrowing under the General Facilities as of March 31, 2010.

On August 6, 2009, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collaterals for the Government Sponsored Facility include a guarantee for HK$6,000,000 from China LianDi. As of March 31, 2010, there was no borrowing under the Government Sponsored Facility.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 13	SHAREHOLDERS’ EQUITY

Private Placement

On February 26, 2010 and immediately following the Share Exchange mentioned in Note 1, the Company completed a private placement transaction (the “Private Placement”) pursuant to a securities purchase agreement with certain investors (collectively, the “Investors”) and sold 787,342 units (the “Units”) at a purchase price of $35 per Unit, consisting of, in the aggregate, (a) 7,086,078 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of common stock, (b) 787,342 shares of common stock (the “Issued Common Shares”), (c) three-year Series A Warrants (the “Series A Warrants”) to purchase up to 1,968,363 shares of common stock, at an exercise price of $4.50 per share (the “Series A Warrant Shares”) for a three-year period, and (d) three-year Series B Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to purchase up to 1,968,363 shares of common stock, at an exercise price of $5.75 per share (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”) for a three-year period. The Company also issued to the placement agent in the Private Placement (i) warrants to purchase 787,382 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which expire in three years on February 26, 2013. The Company received aggregate gross proceeds of approximately $27.56 million from the Private Placement.

Share Transfer Arrangement and Escrowed Shares Arrangement

In consideration of the consulting services provided leading to the Private Placement, on February 10, 2010, the Company’s major stockholders, SJ Asia Pacific Limited and LianDi Energy transferred 820,634 shares of China LianDi to TriPoint Capital Advisors, LLC.

In conjunction with the Private Placement, the Company also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which LianDi Energy delivered into an escrow account 1,722,311 shares of common stock to be used as a share escrow for the achievement of a Fiscal Year 2011 net income performance threshold of $20.5 million. With respect to the 2011 performance year, if the Company achieves less than 95% of the 2011 performance threshold, then the Escrow Shares for such year will be delivered to the Investors in the amount of 86,115.55 shares (rounded up to the nearest whole share and pro rata based on the number of shares of Series A Preferred Stock owned by such Investor at such date) for each full percentage point by which such threshold was not achieved up to a maximum of 1,722,311 shares. Any Escrow Shares not delivered to any Investor because such Investor no longer holds shares of Series A Preferred Stock or Conversion Shares, or because the 2011 performance threshold was met, shall be returned to the Principal Stockholder.

For the purposes of the Securities Escrow Agreement, net income is defined in accordance with US GAAP and reported by the Company in the audited financial statements for fiscal year ended 2011; provided, however, that net income for fiscal year ended 2011 shall be increased by any non-cash charges incurred (i) as a result of the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Series A Preferred Stock, and the issuance and/or exercise of the Warrants, (ii) as a result of the release of the Escrow Shares to the Principal Stockholder and/or the Investors, as applicable, pursuant to the terms of the Securities Escrow Agreement, (iii) as a result of the issuance of ordinary shares of the Principal Stockholder to its PRC shareholders, upon the exercise of options granted to such PRC shareholders by the Principal Stockholder, as of the date of the Securities Escrow Agreement, (iv) as a result of the issuance of Warrants to any placement agent and its designees in connection with the Private Placement, (v) the exercise of any Warrants to purchase common stock outstanding and (vi) the issuance under any performance based equity incentive plan that the Company adopt. Net income will also be increased to adjust for any cash or non-cash charges resulting from the payment of dividends on the Series A Preferred Stock in connection with the Private Placement.

The Company has evaluated the circumstances under which the Company’s major stockholders transferred 820,634 shares of  China LianDi to the consultant and concluded that the share transfer arrangement was entered into for consulting services related to facilitating the Private Placement. The Company has also evaluated the terms of the Securities Escrow Agreement based on the guidance provided in ASC 718-10-S99. The Company concluded that because the Escrowed Shares would be released to the Company’s principal stockholder or distributed to the investors without regard to the continued employment of any of the Company’s directors of officers, the Securities Escrow Agreement is in substance an inducement to facilitate the Private Placement, rather than as compensatory. As such, the Company has accounted for the share transfer arrangement with the consultant and the escrowed share arrangement under the Securities Escrow Agreement according to their nature and reflected them as a reduction of the proceeds allocated to the newly issued securities in the Private Placement, based on the aggregate fair value of 820,634 shares and the 1,722,311 shares of common stock at February 26, 2010, respectively.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 13	SHAREHOLDERS’ EQUITY (CONTINUED)

Allocation of Proceeds in the Private Placement

In accordance with the guidance provided in ASC 470-20-30, the Company has first allocated the proceeds from the Private Placement between the Issued Common Shares, the Series A Preferred Stock and the Warrants issued in the Private Placement proportionately based on their estimated fair values as of the Closing Date of the Private Placement.  Then the guidance provided in ASC 470-20-30-5 has been applied to the amount allocated to the convertible Series A Preferred Stock, and the effective conversion price has been used, to measure the intrinsic value, if any, of the embedded conversion option.

The Company’s common stock was not publicly traded before and as of the Closing Date of the Private Placement. The Company has determined that its common stock had a fair value of $2.86 per share at February 26, 2010 based on a retrospective valuation. The valuation has been prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on the market approach using the Guideline Publicly Trade Company (“GPTC”) method.  Under the GPTC method, the Company applied the (i) price-to-earnings before interest, taxes, depreciation and amortization (EBITDA); (ii) price-to-earnings before interest and taxes (EBIT); and (iii) price-to-net assets multiples of six comparable public entities generated from the financial figures from trailing 12 months preceding February 26, 2010, to the Company, subjected to a discount to adjust for the lack of marketability of the Company’s common stock.

The intrinsic value of the embedded conversion feature has been calculated by comparing the effective conversion price determined based on the proceeds from the Private Placement allocated to the Series A Preferred Stock, and the fair value of the Company’s common stock at the commitment date. The effective conversion price of the Series A Preferred Stock was determined to be higher than the fair value of the common stock at February 26, 2010. Accordingly, the embedded conversion feature did not have an intrinsic value at February 26, 2010.

The fair values of the warrants issued in the Private Placement were determined using the binomial option pricing model with the following assumptions:

Expected term (years):	3
Dividend yield:	0.00%
Expected volatility:	56.07%
Risk-free interest rate:	1.323%

As the Company’s stock was not publicly traded, historical volatility information is not available. In accordance with the guidance in ASC 718-10-30-2, the Company identified six similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (the calculated value).

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the Warrants.

The following table sets out the allocation of the proceeds from the Private Placement:

Cash proceeds of the Private Placement (net of fees and expenses)	$24,552,378
Reduction for share transfer arrangement and escrowed share arrangement	(7,272,824)
Net proceeds allocated to securities issued in the Private Placement	$17,279,554
Allocated to:
Issued Common Shares	$1,309,380
Series A Preferred Stock	14,059,018
Warrants	1,911,156
$17,279,554

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 13	SHAREHOLDERS’ EQUITY (CONTINUED)

Preferred Stock

The Board of the Company is authorized, without further action by the shareholders, to issue, from time to time, up to 25,000,000 shares of preferred stock in one or more classes or series. Similarly, the Board is authorized to fix or alter the designations, powers, preferences, and the number of shares which constitute each such class or series of preferred stock. Such designations, powers or preferences may include, without limitation, dividend rights (and whether dividends are cumulative), conversion rights, if any, voting rights (including the number of votes, if any, per share), redemption rights (including sinking fund provisions, if any), and liquidation preferences of any unissued shares or wholly unissued series of preferred stock.

The Company has designated one series of preferred stock as the Series A Preferred Stock, of which the Company issued 7,086,078 shares upon the closing of the Private Placement described above, all of which remained issued and outstanding as of March 31, 2010. The following are the principal terms of the Series A Preferred Stock:

Rank. The Series A Preferred Stock ranks senior to the Company’s common stock, but junior to all indebtedness of the Company.

Dividend. Holders of the Series A Preferred Stock is entitled to a cumulative dividend at an annual rate of 8%, payable quarterly, at the Company’s option, in cash or in additional shares of Series A Preferred Stock.

Voting Rights. The Series A Preferred Stock has class voting rights such that the Company, prior to taking certain corporate actions (including certain issuances or redemptions of its securities or changes in its organizational documents), is required obtain the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock then issued and outstanding. The Series A Preferred Stock has no other voting rights with the common stock or other equity securities of the Company.

Liquidation Preference. The Series A Preferred Stock has a preference over the Company’s common stock on the Company’s liquidation, dissolution or winding up equal to $3.50 per share of the Series A Preferred Stock plus any accrued but unpaid dividends thereon, whether or not declared, together with any other dividends declared but unpaid thereon, as of the date of liquidation (collectively, the “Series A Liquidation Preference Amount”).

Voluntary Conversion. The Series A Preferred Stock is convertible at any time after issuance, at the option of the holder, into a number of shares of the Company’s common stock equal to the quotient of (i) the Series A Liquidation Preference Amount of the shares of the Series A Preferred Stock dividend by (ii) the conversion price.

Mandatory Conversion. The Series A Preferred Stock automatically converts into shares of the Company’s common stock at the then applicable conversion ratio, at the earlier to occur of the following: (i) the twenty-four (24) month anniversary of the Closing Date, and (ii) such time that the volume weighted average price of the Company’s common stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock equal to at least 50,000 shares per day.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 13	SHAREHOLDERS’ EQUITY (CONTINUED)

Preferred Stock

Conversion Price. The conversion price is $3.50 subject to adjustments as follows:

(i)
customary adjustment for corporate events such as stock splits and combination, dividends and distribution, reclassification, exchange or substitution, reorganization, merger, consolidation or sale of assets, and

(ii)
anti-dilution adjustment for a period of 12 months following the effective date of the registration statement filed under the Registration Rights Agreement (as described in Note 18). In the event that the Company issues or sells any additional shares of common stock at a price per share less than the then-applicable conversion price or without consideration, then the conversion price upon each such issuance shall be reduced to that price (rounded to the nearest cent) determined by multiplying the conversion price by a fraction: (1) the numerator of which shall be equal to the sum of (A) the number of shares of common stock outstanding immediately prior to the issuance of such additional shares of common stock plus (B) the number of shares of common stock (rounded to the nearest whole share) which the aggregate consideration for the total number of such additional shares of common stock so issued would purchase at a price per share equal to the outstanding conversion price in effect immediately prior to such issuance; and (2) the denominator of which shall be equal to the number of shares of outstanding common stock immediately after the issuance of such additional shares of common stock. However, the Company is not required to make any adjustment to the conversion price upon securities issued in connection with: a bona fide acquisition of business; the exercise of warrants issued in the Private Placement; bona fide strategic license agreement or other partnering arrangements; grant of options to purchase common stock at no less than the then-applicable fair market value under equity incentive plans; any engagement letter or consulting agreement at no less than the then-applicable fair market value to advisors or consultants; reasonable commercial credit arrangements, equipment financings or similar transactions to financial institutions or lessors, or similar commercial situations to vendors or customers or to other persons; any recapitalization.

Inability to Fully Convert. If the Company cannot issue shares of common stock registered for resale under the Registration Statement (as described in Note 18) for any reasons, holders of the Series A Preferred Stock, solely at the holder’s option, can require the Company to redeem from such holder those Series A Preferred Stock for which the Company is unable to issue registered shares of common stock at a price equal the Series A Liquidation Preference Amount (“Mandatory Redemption”), provided that the Company shall have the sole option to pay the Mandatory Redemption Price in cash or shares of common stock.

Accounting for Series A Preferred Stock

The Company has evaluated the terms of the Series A Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for the Company to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Because the event that may trigger redemption of the Series A Preferred Stock (the delivery of registered shares), is not solely within the Company’s control, the Series A Preferred Stock has been classified as mezzanine equity (out of permanent equity) in accordance with the requirement of ASC 480-10-S99.

As of March 31, 2010, the Company has not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognize any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 13	SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock Purchase Warrants

Series A Warrants

As of March 31, 2010, the Company had outstanding Series A Warrants to purchase up to 1,968,363 shares of common stock. The Series A Warrants:

(a)
entitle the holder to purchase that number of Series A Warrant Shares as is equal to 25% of the aggregate number of shares of common stock included in the Units and underlying the Series A Preferred Stock purchased by such holder;

(b)	are exercisable at any time for three years from February 26, 2010, the Closing Date of the Private Placement;

(c)
are exercisable, in whole or in part, at the Series A Warrant exercise price of $4.50 per share, subject to adjustment upon the occurrence of certain events, including recapitalizations or consolidations, combinations of the Company’s common stock;

(d)	may be exercised only for cash (except that there will be a cashless exercise option at any time during which a registration statement covering such shares is not effective); and

(e)
are callable by the Company following the date that the common stock equals or exceeds $9.00 for 15 consecutive trading days and the average daily trading volume of the common stock exceeds 75,000 shares for 15 consecutive trading days at a price equal to $0.001 per called Series A Warrant Share.

Series B Warrants

As of March 31, 2010, the Company had outstanding Series B Warrants to purchase up to 1,968,363 shares of common stock.  The Series B Warrants:

(a)
entitle the holder to purchase that number of Series B Warrant Shares as is equal to 25% of the aggregate number of shares of common stock included in the Units and underlying the Series A Preferred Stock purchased by such holder;

(b)	are exercisable at any time for three years from February 26, 2010, the Closing Date of the Private Placement;

(c)
are exercisable, in whole or in part, at the Series B Warrant exercise price of $5.75 per share, subject to adjustment upon the occurrence of certain events, including recapitalizations or consolidations, combinations of the Company’s common stock;

(d)	may be exercised only for cash (except that there will be a cashless exercise option at any time during which a registration statement covering such shares is not effective); and

(e)
are callable by the Company following the date that the common stock equals or exceeds $11.50 for 15 consecutive trading days and the average daily trading volume of the common stock exceeds 75,000 shares for 15 consecutive trading days at a price equal to $0.001 per called Series B Warrant Share.

Placement Agent Warrants

As of March 31, 2010, in addition to the above Series A and B Warrants issued to the investors, the Company had outstanding (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which were issued to the placement agent in connection with the Private Placement and expire in three years on February 26, 2013.

The Company has evaluated the terms of the warrants issued in the Private Placement with reference to the guidance provided in ASC 815-40-15. The Company has concluded that these warrants are indexed to the Company’s own stock, because the warrants have no contingent exercise provision and have fixed strike prices which are only subject to adjustments in the event of stock split, combinations, dividends, mergers or other customary corporate events. Therefore, these warrants have been classified as equity.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 14	STATUTORY RESERVES

The Company’s subsidiary, Beijing JianXin, being incorporated in the PRC is required on an annual basis to make appropriations of retained earnings set at certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”). Beijing JianXin must make appropriations to (i) general reserve and (ii) enterprise expansion fund in accordance with the Law of the PRC on Enterprises Operated Exclusively with Foreign Capital.

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of Beijing JianXin’s registered capital whereas enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand the production and operation; it also may be used for increasing the registered capital.

Appropriations to these funds are classified in the consolidated balance sheets as statutory reserves. During the years ended March 31, 2010 and 2009, the Company made total appropriations of $Nil and $1,138,733 from retained earnings to these statutory reserves, respectively.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

NOTE 15	OTHER INCOME – VALUE ADDED TAX REFUND

Beijing JianXin has been recognized by the PRC government as a software enterprise with its own software copyright. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect of its sales of self-developed software products. The Company recognizes the value added tax refund as revenue only when it has been received and there is no condition to the use of the fund received.

NOTE 16	INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

LianDi Clean is subject to taxes in the U.S.

China LianDi, being incorporated in the British Virgin Islands (“BVI”), is not subject to any income tax in the BVI.

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong income tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the years ended March 31, 2010 and 2009.

In March 2007, the PRC government enacted the PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementing Regulations for the New EIT Law. The law and regulation became effective from January 1, 2008. The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

Beijing JianXin being established in the PRC is generally subject to PRC enterprise income tax (“EIT”). Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software copyright and is entitled to tax preferential treatment – a tax holiday for two-year EIT exemption for the calendar years ended December 31, 2009 and 2010, and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 16	INCOME TAXES (CONTINUED)

The Company’s income tax expense consisted of:

	Year Ended March 31,
	2010	2009
Current – PRC income tax
- provision for current year	$816	$41,720
Deferred	-	-

Total	$816	$41,720

A reconciliation of the provision for income taxes determined at the US federal corporate income tax rate to the Company’s effective income tax rate is as follows:
	Year Ended March 31,
	2010	2009

Pre-tax income	$15,038,794	$7,128,704
US federal corporate income tax rate	35%	35%

Income tax expense computed at U.S. federal corporate income tax rate	5,263,578	2,495,046
Reconciling items:
Rate differential for domestic earnings	(1,472,145)	(346,216)
Tax holiday of Beijing JianXin	(3,889,720)	(2,846,832)
Non-deductible/taxable expenses (income)	99,747	734,181
Other	(644)	5,541

Effective tax expense	$816	$41,720

The effect of the tax holiday of Beijing JianXin amounted to $3,889,720 and $2,846,832 for the years ended March 31, 2010 and 2009, equivalent to basic earnings per share of $0.14 and $0.10, respectively, and diluted earnings per share amount of $0.14 and $0.10, respectively.

The Company had deferred tax assets as follows:

	As of March 31,
	2010		2009

Tax effect of net operating losses carried forward		$96,250	$	−
Less: Valuation allowance		(96,250)		−
Net deferred tax assets	$	−	$	−

The net operating losses carried forward were approximately $457,000 at March 31, 2010, which will expire in years through 2030. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.  As of March 31, 2010 and 2009, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 16	INCOME TAXES (CONTINUED)

Uncertainties exist with respect to how the New EIT Law applies to the tax residency status of the Company’s subsidiaries organized outside of the PRC. The New EIT Law includes a provision specifying that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their place of effective management or control is within the PRC. The Implementation Rules to the New Law provide that non-resident legal entities will be considered PRC residents if substantial and overall management and control over the manufacturing and business operations, personnel, accounting and properties occurs within the PRC.  However, because the New EIT Law and Implementation Rules are new, no official guidance or application of this new “residency” classification has been available. Despite the uncertainties on the issue, the Company does not believe that its legal entities organized outside of the PRC should be treated as PRC residents for the New EIT Law’s purposes. If one or more of the Company’s legal entities organized outside of the China were characterized as China tax residents, the impact would adversely affect the Company’s results of operation.

The Company classifies interest and/or penalties related to unrecognized tax benefits as a component of income tax provisions; however, as of March 31, 2010 and 2009, there was no interest and penalties related to uncertain tax positions, and the Company has no material unrecognized tax benefit which would materially affect the effective income tax rate in future periods.  The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefit within the next 12 months.

The new EIT law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for withholding income taxes on accumulated earnings of Beijing JianXin as of March 31, 2010 and 2009 since its earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

According to the Hong Kong profits tax law, the statue of limitations is six years.  Accordingly, the income tax returns of the Company’s Hong Kong subsidiaries for the years ended March 31, 2005 through 2010 are open to examination by the Hong Kong tax authority.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. Accordingly, the income tax returns of Beijing JianXin for the years ended March 31, 2008 through 2010 are open to examination by the PRC state and local tax authorities.

NOTE 17	DUE TO SHAREHOLDERS

	As of March 31,
	2010	2009

Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see also Note 1)	$936,565	$4,581,934
Due to SJ Asia Pacific Limited (shareholder of the Company, see also Note 1)	7,524,596	21,660,402

Total	$8,461,161	$26,242,336

The amount due to Mr. Zuo is unsecured, interest free and payable on demand. The amount due to SJ Asia Pacific Limited is also unsecured and payable on demand, but bears interest at 3% to 5% per annum.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 18	CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of March 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•
As of March 31, 2010, two customers individually accounted for 50% and 45% of the accounts receivables of the Company, respectively.  As of March 31, 2009, four customers individually accounted for 39%, 37%, 11% and 10% of the accounts receivable of the Company, respectively.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2010 or 2009.

•
During the year ended March 31, 2010, two customers individually accounted for 51% and 40% of the Company’s net revenue, respectively.  During the year ended March 31, 2009, three customers individually accounted for 30%, 17% and 15% of the Company’s net revenue, respectively.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the years ended March 31, 2010 or 2009.

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

•
During the year ended March 31, 2010, two suppliers altogether accounted for 66% of the Company’s costs of revenue (54% and 12% individually). During the year ended March 31, 2009, five suppliers altogether accounted for 83% of the Company’s costs of revenue (23%, 18%, 15%, 15% and 12% individually).

Risk arising from operations in foreign countries

The majority of the Company’s operations are conducted within the PRC. The Company’s operations in the PRC are subject to various political, economic, and other risks and uncertainties inherent in the PRC. Among other risks, the Company’s operations in the PRC are subject to the risks of restrictions on transfer of funds, export duties, quotas, and embargoes, domestic and international customs and tariffs, changing taxation policies, foreign exchange restrictions; and political conditions and governmental regulations.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 19	COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments

In the normal course of business, the Company entered into operating lease agreements for offices rental. The Company was obligated under operating leases requiring minimum rentals as of March 31, 2010 as follows:

Payable within fiscal year ending March 31,
- 2011	$418,518
- 2012	267,932
- 2013	219,447
-2014	13,898
- Thereafter	-

Total minimum lease payments	$919,795

During the years ended March 31, 2010 and 2009, rental expenses under operating leases amounted to $397,010 and $377,317, respectively.

Registration Rights Arrangement

In connection with the Private Placement (see Note 12), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities Exchange Commission to register for resale the Shares, the common stock issuable upon conversion of the Series A Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares, within 30 calendar days of the Closing Date (as extended to the following business day if the 30th day following the Closing Date falls on a Saturday, Sunday or a legal holiday), and to have the registration statement declared effective within 150 calendar days of the Closing Date or within 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC. The Company agreed to keep this registration statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by this registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule144. If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, the Company will be required to pay cash liquidated damages to each investor, at the rate of 2% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any shares that may be sold pursuant to Rule 144 under the Securities Act, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

The Company has accounted for the Registration Rights Agreement in accordance with ASC 825-20, “Registration Payment Arrangements.” The Company’s contingent obligation to make liquidated damages under the Registration Rights Agreement will be recognized and measured separately in accordance with ASC Subtopic 450-20, “Loss Contingencies.” On March 29, 2010, the Company filed the Registration Statement on Form S-1. Further on May 24, 2010, the Company filed the Amendment to Registration Statement on Form S-1/A pending SEC’s approval. As of March 31, 2010 and up to the date of approval of these financial statements, it is considered not probable that the Company will be required to pay any liquidated damages under the Registration Rights Agreement and no provision has been made.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 20	SEGMENT DATA

The Company follows FASB ASC Topic 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance. The Company has primarily engaged in the delivering of petroleum and petrochemical equipment and provision of related technical services using the Company’s proprietary technology and know-how, as well as selling of data processing software for petrochemical, petroleum and other energy companies. Much of the information provided in these consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Company’s COMD. As a result, the Company operates and manages its business as a single operating segment.

The following tables set out the analysis of the Company’s net revenue:
	Year Ended March 31,
	2010	2009
Product and services
Industrial valves and other equipment with related technical services	$71,152,658	$25,952,152
Data processing platform software for applications in petroleum and petrochemical productions	6,433,064	4,791,901
Technical consultancy services	133,758	521,232

Total	$77,719,480	$31,265,285

During the two years ended March 31, 2010, the Company derived all of its revenue from delivering products and services to customers whose operations were located in China (including Hong Kong).

NOTE 21	RESTRICTED NET ASSETS

As discussed in Note 14, the Company’s PRC subsidiary may only pay dividend out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves.

In addition, part of the Company’s businesses is transacted and assets are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These exchange control measures imposed by the PRC government authorities may restrict the ability of the Company’s PRC subsidiary, Beijing JianXin, to transfer its net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately $29 million exceeded 25% of the Company’s consolidated net assets as of March 31, 2010. According, condensed parent company financial statements have been prepared in accordance with Rule 5.04 and Rule 12-04 of SEC Regulation S-X.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 21	RESTRICTED NET ASSETS (CONTINUED)

Supplemental Parent Company Financial Information – LianDi Clean Technology Inc.

Condensed Balance Sheets
	As of March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$244,729	$	−
Total current assets	244,729		−
Investments in subsidiaries	60,493,340		−
Total assets	$60,738,069	$	−

LIABILITIES
Current liabilities:
Accrued expenses	$123,120	$	−
Preferred stock dividend payable	184,820	$	−
Total liabilities	307,940		−

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 7,086,078 shares and none issued and outstanding, respectively; aggregate liquidation preference amount: $24,986,093 and $nil, including accrued but unpaid dividend of $184,820 and $nil, at March 31, 2010 and 2009, respectively	14,059,018		−

Shareholders’ equity
Common stock, $0.001 par value,50 000,000 shares authorized, 29,358,772 and 27,354,480 shares issued and outstanding, respectively	29,359		27,355
Additional paid-in capital	19,891,932		−
Retained earnings	26,449,820		(27,355)
Total shareholders’ equity	46,371,111		−
Total liabilities and shareholders’ equity	$60,738,069	$	−

Condensed Statement of Income
	For the Year Ended March 31,
	2010		2009

NET REVENUE	$	−	$	−
Other income (expenses):
Interest income		29		−
Bank charges		(19)		−
Merger expenses		(275,000)		−
Income tax		−		−
Equity in earnings of subsidiaries		15,312,968		7,086,984
Net income		$15,037,978		$7,086,984

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 21	RESTRICTED NET ASSETS (CONTINUED)

Supplemental Parent Company Financial Information – LianDi Clean Technology Inc.

Condensed Statement of Cash Flows
	For the Year Ended March 31,
	2010	2009

Net cash provided by operating activities	$10	$	−
Net cash used in investing activities	(24,307,659)		−
Net cash provided by financing activities	24,552,378		−
Cash and cash equivalents, beginning of year	−		−
Cash and cash equivalents, end of year	$244,729	$	−

Notes to supplemental Parent Company Financial Information

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 323, Investment – Equity Method and Joint Ventures.. Such investment and loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in earnings of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of March 31, 2009 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.