Form 10-Q
period 2010-06-30
LianDi Clean Technology Inc.
filed 2010-08-16
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-52235

LIANDI CLEAN TECHNOLOGY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-2955368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4th Floor Tower B. Wanliuxingui Building, No. 28
Wanquanzhuang Road, Haidian District
Beijing, 100089, China
(Address of principal executive offices)

+1 86-10-5872-0171
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 13, 2010, there were 29,558,772 shares of common stock of the issuer outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

LIANDI CLEAN TECHNOLOGY INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30	March 31
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,855,538	$59,238,428
Restricted cash	4,422,730	2,964,864
Accounts receivable, net of $nil allowance	388,654	2,295,231
Deferred costs of revenue	1,166,007	1,168,025
Inventories	18,921	30,103
Prepaid expenses and deposits	9,280,700	657,257
Other receivables, net of $nil allowance	8,467,227	3,416,284
Pledged trading securities	11,562	11,592

Total current assets	72,611,339	69,781,784

Other Assets
Property and equipment, net	197,564	151,660
Intangible assets, net	5,082,839	5,192,738

Total assets	$77,891,742	$75,126,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,787	$11,926
Deferred revenue	1,312,069	2,481,771
Other payables and accrued expenses	4,226,073	3,496,612
Provision for income tax	59,608	59,763
Due to shareholders	8,096,253	8,461,161
Preferred stock dividend payable	678,719	184,820

Total current liabilities	14,387,509	14,696,053

Total liabilities	14,387,509	14,696,053

Commitments and Contingencies (Note 19)

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 6,886,078 and 7,086,078 shares issued and outstanding, respectively; aggregate liquidation preference amount: $24,779,992 and $24,986,093, including accrued but unpaid dividend of $678,719 and $184,820 at June 30, 2010 and March 31, 2010, respectively)	14,804,724	14,059,018

Shareholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 29,558,772 and 29,358,772 shares issued and outstanding, respectively)	29,559	29,359
Additional paid-in capital	20,288,539	19,891,932
Statutory reserves	1,138,733	1,138,733
Retained earnings	27,022,628	25,245,926
Accumulated other comprehensive income	220,050	65,161

Total shareholders’ equity	48,699,509	46,371,111

Total liabilities and shareholders’ equity	$77,891,742	$75,126,182

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
NET REVENUE：
Sales and installation of equipment	$6,349,134	$6,444,675
Sales of software	2,805,799	700,788
Services	3,101	23,373
	9,158,034	7,168,836
Cost of revenue：
Cost of equipment sold	(5,031,416)	(5,013,057)
Amortization of intangibles	(149,484)	(149,343)
	(5,180,900)	(5,162,400)

Gross profit	3,977,134	2,006,436
Operating expenses:
Selling expenses	(140,942)	(275,650)
General and administrative expenses	(546,373)	(316,004)
Research and development cost	(59,310)	(9,081)
Total operating expenses	(746,625)	(600,735)

Income from operations	3,230,509	1,405,701
Other income (expenses), net
Interest income	26,014	11,276
Interest and bank charges	(145,631)	(132,430)
Exchange gains (losses), net	(69,768)	(91,887)
Value added tax refund	369,183	122,638
Other	2,807	18,495
Total other income (expenses), net	182,605	(71,908)

Income before income tax	3,413,114	1,333,793
Income tax expense	-	(817)

NET INCOME	3,413,114	1,332,976
Preferred stock deemed dividend	(1,142,513)	-
Preferred stock dividend	(493,899)	-

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,776,702	$1,332,976

COMPREHENSIVE INCOME:
Net income	$3,413,114	$1,332,976
Other comprehensive income:
Foreign currency translation adjustment	154,889	9,561
Comprehensive income	$3,568,003	$1,342,537

EARNINGS PER SHARE:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Weighted average number of shares outstanding:
Basic	29,369,761	27,354,480
Diluted	30,113,633	27,354,480

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,413,114	$1,332,976
Adjustments for:
Depreciation of property and equipment	15,779	8,498
Amortization of intangible assets	151,976	146,751
Gain on short-term investments	-	(18,520)
Decrease (increase) in assets:
Accounts receivable	1,901,965	(4,616,084)
Inventories	11,111	19,567
Deferred costs, prepaid expenses and other current assets	(8,866,674)	52,554
Increase (decrease) in liabilities:
Accounts payable	2,894	1,032,617
Deferred revenue and accruals	(425,027)	2,140,855
Provision for income tax	-	(36,383)
Net cash provided by (used in) operating activities	(3,794,862)	62,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	-	39,538
Purchase of property, plant and equipment	(61,282)	-
Purchase of intangible assets	(15,657)	-
Advanced to other entities	(4,828,972)	(971,051)
Net cash used in investing activities	(4,905,911)	(931,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment to) advance from shareholders	(343,194)	5,113,733
Increase in restricted cash	(1,466,596)	(903,123)
Net cash provided by (used in) financing activities	(1,809,790)	4,210,610

Effect of foreign currency translation	127,673	13,203

Net (decrease) increase in cash and cash equivalents	(10,382,890)	3,355,131

Cash and cash equivalents, beginning of period	59,238,428	5,018,813

CASH AND CASH EQUIVALENTS, end of period	$48,855,538	$8,373,944
SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interests	$80,327	$114,846

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

						Accumulated
	Common Stock		Additional			Other
	Number		Paid-in	Statutory	Retained	Comprehensive
	Of Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance, March 31, 2010	29,358,772	$29,359	$19,891,932	$1,138,733	$25,245,926	$65,161	$46,371,111

Net income for the period	-	-	-	-	3,413,114	-	3,413,114

Foreign currency translation adjustment	-	-	-	-	-	154,889	154,889

Preferred stock convert into common stock	200,000	200	396,607	-	-	-	396,807

Preferred stock dividend	-	-	-	-	(493,899)	-	(493,899)

Preferred stock deemed dividend	-	-	-	-	(1,142,513)	-	(1,142,513)
Balance, June 30, 2010 (Unaudited)	29,558,772	$29,559	$20,288,539	$1,138,733	$27,022,628	$220,050	$48,699,509

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1DESCRIPTION OF BUSINESS AND ORGANIZATION

Nature of operations

LianDi Clean Technology Inc. (formerly known as Remediation Service Inc.) (“LianDi Clean” or the “Company”) is a holding company and, through its subsidiaries, primarily engages in distributing of clean technology for refineries (unheading units for the delayed coking process), distributing of a wide range of petroleum and petrochemical valves and equipments, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies.

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

On March 17, 2010, Remediation caused to be formed a corporation under the laws of the State of Nevada called LianDi Clean Technology Inc. ("Merger Sub") and on the same day, acquired one hundred shares of Merger Sub's common stock for cash.  As such, Merger Sub became a wholly-owned subsidiary of Remediation.

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

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Details of LianDi Clean’s subsidiaries as of June 30, 2010 are as follows:

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
Delivering of industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software for polymerization processes, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies

In July 2004, China LianDi was founded and owned as to 60% by Mr. Jianzhong Zuo (“Mr. Zuo”, the Chief Executive Officer and Chairman of the Company) and 40% by another third-party minority shareholder. On October 2, 2007, Mr. Zuo acquired from that minority shareholder the remaining 40% interest in China LianDi for US$1, and hence became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Island and wholly owned by SJI Inc., which was incorporated in Japan and whose shares are listed on Jasdaq Securities Exchange, Inc. in Japan) acquired 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) the commitment to investing HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of unlimited shareholder’s loan bearing interest at a rate not exceeding 5% per annum. As a result, China LianDi had been owned as to 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

On January 8, 2010, Mr. Zuo transferred 25%, 14% and 10% interest in China LianDi to China LianDi Energy Resources Engineering Technology Ltd (“LianDi Energy”, a company wholly owned by Mr. Zuo), Hua Shen Trading (International) Ltd. (“Hua Shen BVI”, a company incorporated in the British Virgin Island and wholly owned by SJ Asia Pacific Limited whereas Mr. Zuo is a director of this company and holds voting and dispositive power over the shares held by it) and Rapid Capital Holdings Ltd (“Rapid Capital”) respectively.  On February 10, 2010, SJ Asia Pacific Limited and LianDi Energy transferred 28.06% and 1.47% interest in China LianDi to Rapid Capital (26.53%) and TriPoint Capital Advisors, LLC (3%) respectively.  On February 12, 2010, Rapid Capital transferred its 31.53% interest in China LianDi to LianDi Energy (15.53%), Hua Shen BVI (11%) and Dragon Excel Holdings Ltd (5%) respectively. As a result, immediately before the Share Exchange as defined below, China LianDi was owned 48% by SJ Asia Pacific Limited (including 25% through Hua Shen BVI) and 39% by Mr. Zuo through LianDi Energy. The remaining 13% was held as to 5% by Dragon Excel Holdings Limited (“Dragon Excel”), 5% by Rapid Capital Holdings Limited (“Rapid Capital”) and 3% by TriPoint Capital Advisors, LLC (“TriPont”).

Dragon Excel and Rapid Capital are held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of 5% interest in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of 3% interest of China LianDi from the principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services related to facilitating the Private Placement.

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

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Reverse Acquisition-Continued

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

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The following (a) condensed consolidated balance sheet as of March 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended March 31, 2010.

These condensed consolidated financial statements include the financial statements of LianDi Clean and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

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

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition -Continued

•	The delivered item(s) has value to the customer on a stand-alone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•
If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

The Company’s multiple-element contracts generally include customer-acceptance provisions which provide for the Company to carry out installation, test runs and performance tests at the Company’s cost until the equipment can meet the performance specifications within a specified period (“acceptance period”) stated in the contracts. These contracts generally provide the customers with the right to deduct certain percentages of the contract value as compensation or liquidated damages from the balance payment stipulated in the contracts, if the performance specifications cannot be met within the acceptance period. There is generally no provision giving the customers a right of return, cancellation or termination with respect to any uninstalled equipment.

The delivered equipment has no standalone value to the customer until they are installed, integrated and tested at the customer’s site by the Company in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, the Company has not sold the equipment separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by customer.

The Company may also provide its customers with a warranty for one year following the customer’s acceptance of the installed equipment. Some contracts require that 5% to 15% of the contract price be held as retainage for quality warranty and only due for payment by the customer upon expiration of the warranty period. For those contracts with retainage clauses, the Company defers the recognition of the amounts retained as revenue until expiration of the warranty period when collectibility can reasonably be assured. The Company has not provided for warranty costs for those contracts without retainage clauses, as the relevant estimated costs were insignificant based on historical experience.

Product only

Revenue derived from sales contracts that require delivery of products only is recognized when the titles to the products pass to customers. Titles to the products pass to the customers when the products are delivered and accepted by the customers.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition -Continued

Software sale

The Company recognizes revenue from the delivery of data processing platform software when the software is delivered to and accepted by the customer, pursuant to ASC Topic 985, Software (formerly Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended) and in accordance with SAB 104. Costs of software revenue include amortization of software copyrights.

Service

The Company recognizes revenue from provision of services when the service has been performed, in accordance with SAB 104.

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the two three months ended June 30, 2010 and 2009.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred.  During the three months ended June 30, 2010 and 2009, advertising and promotion costs were insignificant.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred.  Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $3,461 and $76,249 for the three months ended June 30, 2010 and 2009, respectively.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three Months ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)

NET INCOME	$3,413,114	$1,332,976
Preferred stock deemed dividend	(1,142,513)
Preferred stock dividend	(493,899)	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS-BASIC AND DILUTED	1,776,702	1,332,976

Weighted average number of shares:
Basic	29,369,761	27,354,480
Effective of dilutive convertible preferred stock	-	-
Effect of dilutive warrants	743,872	-
Diluted	30,113,633	27,354,480

Earnings per share
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share-Continued

The diluted earnings per share calculation for the three months ended June 30, 2010 did not include the warrants to purchase up to 2,165,199 shares of common stock and the effect of convertible preferred stock, because their effect was anti-dilutive. No convertible securities or potential common shares existed as of June 30, 2009.

Foreign currency

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

Historically, the sales and purchase contracts of the Company’s Hong Kong subsidiaries, Hua Shen HK, PEL HK and Bright Flow have substantially been denominated and settled in the U.S. dollar. Therefore, Hua Shen HK, PEL HK and Bright Flow generate and expend their cash predominately in the U.S. dollar. Accordingly, it has been determined that the functional currency of Hua Shen HK, PEL HK and Bright Flow is the U.S. dollar.

Historically, the sales and purchase contracts of Beijing JianXin have predominantly been denominated and settled in Renminbi (the lawful currency of Mainland China). Accordingly, it has been determined that the functional currency of Beijing JianXin is Renminbi.

On the whole, historically, the Company’s sales and purchase contracts have substantially been entered into by its Hong Kong subsidiaries and denominated and settled in the U.S. dollar.

On its own, the Company raises finances in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, and expects to receive dividend that will ever be declared by its subsidiaries (including Beijing JianXin which is a wholly foreign-owned enterprise with a registered capital denominated in the U.S. dollar) in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the sales price, expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

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

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency -Continued

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

	June 30, 2010	March 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.7909	US$1=RMB6.8263

Three months ended June 30,
	2010	2009
Items in statements of income and cash flows	US$1=RMB6.8235	US$1=RMB6.8299

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

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, trading securities, accounts receivable, other receivables, accounts payable, other payables and due to shareholders.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective reporting periods.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of June 30, 2010 (Unaudited)
	Fair value measurement using inputs			Carrying amount
Financial instruments	Level 1	Level 2	Level 3

Short-term investment:
Marketable equity securities	$11,562	$-	$-	$11,562
Total	$11,562	$-	$-	$11,562

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2  SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements-Continued

	As of March 31, 2010
	Fair value measurement using inputs			Carrying amount
Financial instruments	Level 1	Level 2	Level 3
Short-term investment:
Marketable equity securities	$11,592	$-	$-	$11,592
Total	$11,592	$-	$-	$11,592

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2010 and March 31, 2010.

Recent accounting pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 2  SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements-Continued

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 3 RESTRICTED CASH

Restricted cash as of June 30, 2010 and March 31, 2010 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 12.

NOTE 4 ACCOUNTS RECEIVABLE, NET

	June 30	March 31
	2010	2010
	(Unaudited)
Accounts receivable	$388,654	$2,295,231
Less: Allowance for doubtful debts	-	-

	$388,654	$2,295,231

As of June 30, 2010 and March 31, 2010, the balance of accounts receivable included $45,635 and $1,297,457, respectively, billed but not paid by customers under retainage provision in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized during the three months ended June 30, 2010 and 2009.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 5 INVENTORIES

	June 30	March 31
	2010	2010
	(Unaudited)
Finished goods, consisting of parts	$49,784	$61,046
Less: Allowance for stock obsolescence	(30,863)	(30,943)

	$18,921	$30,103

NOTE 6 PREPAID EXPENSES AND DEPOSITS

	June 30	March 31
	2010	2010
	(Unaudited)
Prepaid operating expenses	$55,047	$145,544
Tender deposits	793,372	205,908
Rental deposits	80,499	70,947
Prepayments to suppliers	8,138,255	-
Advances to staff for normal business purposes	213,527	234,858

Total	$9,280,700	$657,257

Prepayments to suppliers as of June 30, 2010 represented deposits or advance payments for the purchases of equipment for sale to customers.

NOTE 7 OTHER RECEIVABLES

	June 30	March 31
	2010	2010
	(Unaudited)
Other receivables from unrelated entities	$8,467,227	$3,416,284
Less: Allowance for doubtful debts	-	-

	$8,467,227	$3,416,284

Other receivables from unrelated entities represented temporary loans advanced to customers, which were unsecured, non-interest bearing and repayable on demand.  As of June 30, 2010, other receivables included an advance (unsecured, interest free and repayable by December 2010) of $4,860,891 (equivalent to RMB33,010,000) to an unrelated entity during the quarter ended June 30, 2010.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 8 PLEDGED TRADING SECURITIES

	June 30	March 31
	2010	2010
	(Unaudited)
Marketable equity securities	$11,562	$11,592

As of June 30, 2010 and March 31, 2010, all of the Company’s trading securities were pledged as collaterals for the Company’s credit facilities (see Note 12).  Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

NOTE 9 PROPERTY AND EQUIPMENT

	June 30	March 31
	2010	2010
	(Unaudited)
Office equipment	$147,550	$85,607
Leasehold improvements	127,729	127,970

Total cost	275,279	213,577
Less: Accumulated depreciation	(77,715)	(61,917)

Net	$197,564	$151,660

Depreciation expenses in aggregate for the three months ended June 30, 2010 and 2009 were $15,779 and $8,498 respectively.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 10  INTANGIBLE ASSETS

	June 30	March 31
	2010	2010
	(Unaudited)
Computer software and program	$35,760	$19,923
Software copyright	6,008,077	5,976,915
Less: Accumulated amortization	(960,998)	(804,100)

Net	$5,082,839	$5,192,738

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

This software copyright has been registered with the National Copyright Administration of the People’s Republic of China in the name of Beijing JianXin and is protected under the relevant copyright law of the PRC for 50 years from November 11, 2008, the date of first publication of the software. This software copyright is amortized over its estimated useful life of ten years using the straight-line method. Amortization expenses for the three months ended June 30, 2010 and 2009 were $151,976 and $146,751 respectively.

NOTE 11 OTHER PAYABLES AND ACCRUED EXPENSES

	June 30	March 31
	2010	2010
	(Unaudited)
Business tax and value added tax payable	$2,668,978	$2,003,706
Accrued operating expenses	1,317,696	1,376,358
Other payables	178,911	55,501
Accrued welfare	60,488	61,047

Total	$4,226,073	$3,496,612

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 12 CREDIT FACILITIES

As of June 30, 2010, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$112.3 million (equivalent to approximately $14.4 million). Collaterals for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 8, respectively, unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$95 million (or approximately $12.2 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and undertaking from Hua Shen HK to maintain a tangible net worth at not less than HK$5 million (or approximately $644 thousand).

As of June 30, 2010, there were outstanding import shipping guarantees of $2,034,277 issued by the banks on behalf of the Company under the General Facilities. There was no other borrowing under the General Facilities as of June 30, 2010.

On August 6, 2009, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collaterals for the Government Sponsored Facility include a guarantee for HK$6,000,000 from China LianDi. As of June 30, 2010, there was no borrowing under the Government Sponsored Facility.

NOTE 13 COMMON STOCK, PREFERRED STOCK AND WARRANTS

(a)           Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. The Company had 1,216,950 common shares outstanding prior to the Share Exchange with China LianDi, and, as described in Note 1, issued 27,354,480 common shares to the shareholders of China LianDi in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of China LianDi are assumed to have been outstanding on April 1, 2008 and the 1,216,950 shares held by the existing shareholders of the Company prior to the Share Exchange on February 26, 2010 are assumed to have been issued on that date in exchange for the net assets of the Company.

On February 26, 2010, the Company sold 787,342 shares of common stock to certain accredited investors.

On June 25, 2010, 200,000 shares of preferred stock were converted into 200,000 shares of common stock at a conversion price of $3.50 per share.

At June 30, 2010, 29,558,772 shares of common stock were issued and outstanding.

 LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 13 COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(b)           Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, $0.001 par value, of which one series of preferred stock has been designated as Series A Preferred Stock, of which the Company issued 7,086,078 shares to certain accredited investors upon a private placement on February 26, 2010. Each Preferred Share is convertible into one share of common stock, at a conversion price of $3.50 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert at the earlier to occur of the following: (i) the twenty-four (24) month anniversary of the closing date on February 26, 2010, and (ii) such time that the volume weighted average price of the Common Stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the Common Stock equal to at least 50,000 shares per day. The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on March 4, 2010. The Preferred Shares are entitled to a cumulative dividend at an annual rate of 8%, payable quarterly, at the Company’s option, in cash or in additional shares of Series A Preferred Stock.  The Series A Preferred Stock has class voting rights such that the Company, prior to taking certain corporate actions (including certain issuances or redemptions of its securities or changes in its organizational documents), are required to obtain the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock then issued and outstanding. The Series A Preferred Stock has no other voting rights with the Common Stock or other equity securities of the Company. The Preferred Shares have a liquidation preference of $3.50 per share, plus any accrued but unpaid dividends. If the Company cannot issue shares of Common Stock registered for resale under the registration statement for any reasons, holders of the Series A Preferred Stock, solely at the holder’s option, can require the Company to redeem from such holder those Series A Preferred Stock for which the Company is unable to issue registered shares of Common Stock at a price equal the Series A Liquidation Preference Amount (“Mandatory Redemption”), provided that the Company shall have the sole option to pay the Mandatory Redemption Price in cash or restricted shares of Common Stock.

At June 30, 2010, 6,886,078 Preferred Shares were outstanding, with an aggregate liquidation preference of $24,779,992.

The Company has evaluated the terms of the Series A Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for the Company to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Because the event that may trigger redemption of the Series A Preferred Stock, i.e. the delivery of registered shares, is not solely within the Company’s control, the Series A Preferred Stock has been classified as mezzanine equity (out of permanent equity) in accordance with the requirement of ASC 480-10-S99.

The Series A Preferred Stock holder may request for redemption of the preferred stock in the event that the Company cannot issue shares of common stock registered for resale under the registration statement. However, according to the registration rights agreement between the Company and the investors (who are also the preferred stock holders), the Company is contractually permitted to prepare, file and cause the registration statement to be declared effective within 180 calendar days after the closing date of the private placement on February 26, 2010. Since this 180-day period will end on August 25, 2010 (the “Effectiveness Date”), the Company has determined that the preferred stock is not currently redeemable.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 13 COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(b)           Preferred Stock (continued)

Up to the date of approval of these financial statements, the Company has not encountered significant impediments in the process of preparing and filing the registration statement. Therefore, the Company has estimated that it would be more likely than not that the Company could cause the registration statement to be declared effective on or before the Effectiveness Date. Accordingly, the Company has determined that it is not probable that the preferred stock will become redeemable.  Accordingly, as of June 30, 2010, the Company has not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognize any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

If the preferred stock is currently redeemable, the Company will adjust the amount of the preferred stock to its maximum redemption amount at each balance sheet date, in accordance with the requirement of ASC 480-10-S99 (or paragraph 14 of ASU 2009-04). If it is probable that the preferred stock will become redeemable, the Company will accrete changes in the redemption value over the period from the date of issuance of the preferred stock to the earliest redemption date (i.e., the Effectiveness Date), using the interest method, in accordance with the guidance in ASC 480-10-S99 (or paragraph 15 of ASU 2009-04).

In conjunction with the private placement on February 26, 2010, the Company entered into a make good escrow agreement with the investors pursuant to which LianDi Energy delivered into an escrow account 1,722,311 shares of common stock to be used as a share escrow for the achievement of a fiscal year 2011 net income performance threshold of $20.5 million. The Company has evaluated the terms of this escrow arrangement based on the guidance provided in ASC 718-10S99 and concluded that because the escrow shares would be released to the Company’s principal stockholder or distributed to the investors without regard to the continued employment of any of the Company’s directors or officers, the escrow arrangement is in substance an inducement to facilitate the private placement, rather than as compensatory.

As such, the Company has accounted for the escrow share arrangement according to its nature and reflected them as a reduction of the proceeds allocated to the newly issued securities in the private placement, based on its fair value of $4,925,810 as of February 26, 2010.

The aggregate fair value of the escrow shares as of February 26, 2010 is allocated to the different securities issued in the private placement according to their respective allocated net proceeds as follows:

	Net proceeds of private placement allocated to	Allocation of escrow shares
Discount on common stock	$1,309,380	$373,260
Dividend on preferred stock	14,059,018	4,007,745
Discount on warrants	1,911,156	544,805
Total	$17,279,554	$4,925,810

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 13 COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(b)           Preferred Stock (continued)

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the three months ended June 30, 2010 was $1,142,513.

(c)           Warrants

On February 26, 2010, the Company issued Series A Warrants to purchase up to 1,968,363 shares of common stock at an exercise price of $4.50 and Series B Warrants to purchase up to 1,968,363 shares of common stock at an exercise price of $5.75, for cash.  These warrants are exercisable at any time for three years from February 26, 2010.

Also on February 26, 2010, the Company had issued (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which were issued to the placement agent in connection with the private placement and expire in three years on February 26, 2013.

Warrants issued and outstanding at June 30, 2010, and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, April 1, 2010	5,117,740	$4.88	2.91	5,117,740	$4.88	2.91
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2010 (Unaudited)	5,117,740	$4.88	2.66	5,117,740	$4.88	2.66

The Company has evaluated the terms of the warrants issued in the private placement with reference to the guidance provided in ASC 815-40-15.  The Company has concluded that these warrants are indexed to the Company’s own stocks, because the warrants have no contingent exercise provision and fixed strike prices which are only subject to adjustments in the event of stock split, combinations, dividends, mergers or other customary corporate events.  Therefore, these warrants have been classified as equity.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

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

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of Beijing JianXin’s registered capital whereas enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand the production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings to statutory reserves during the year ended March 31, 2010 and thereafter, because the statutory reserves of $1,138,733 at March 31, 2009 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and the Company decided not to make any appropriations to the statutory reserves during the quarter ended June 30, 2010.

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

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 16 INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong income tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the years ended March 31, 2011 and 2010.

In March 2007, the PRC government enacted the PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementing Regulations for the PRC Enterprise Income Tax Law. The law and regulation became effective from January 1, 2008. The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

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

No provision for other overseas taxes is made as neither LianDi Clean or China LianDi has any taxable income in the U.S or the British Virgin Islands.

The Company’s income tax expense consisted of:

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Current – PRC income tax
- provision for current year	$-	$817
Deferred	-	-

Total	$-	$817

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 16 INCOME TAXES (CONTINUED)

The Company had deferred tax assets as follows:

	June 30	March 31
	2010	2010
	(Unaudited)
Tax effect of net operating losses carried forward	$220,257	$96,250
Less: Valuation allowance	(220,257)	(96,250)
Net deferred tax assets	$ −	$ −

The net operating losses carried forward were approximately $629,000 and $457,000 at June 30, 2010 and March 31, 2010, which will expire in years through 2030. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.  As of June 30, 2010 and March 31, 2010, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

 NOTE 17 DUE TO SHAREHOLDERS

	June 30	March 31
	2010	2010
	(Unaudited)
Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see also Note 1)	$651,065	$936,565
Due to SJ Asia Pacific Limited (shareholder of the Company, see also Note 1)	7,445,188	7,524,596

Total	$8,096,253	$8,461,161

The amount due to Mr. Zuo is unsecured, interest free and payable on demand. The amount due to SJ Asia Pacific Limited is also unsecured, payable on demand and bears interest at 3% to 5% per annum.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 18 CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of June 30, 2010 and March 31, 2010, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•
As of June 30, 2010, two customers individually accounted for 77% and 11% of the accounts receivables of the Company, respectively.  As of March 31, 2010, two customers individually accounted for 50% and 45% of the accounts receivables of the Company, respectively.  Except the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2010 or March 31, 2010.

•
During the three months ended June 30, 2010, four customers individually accounted for 31%, 23%, 21% and 16% of the Company’s net revenue, respectively.  During the three months ended June 30, 2009, four customers individually accounted for 59%, 14%, 12% and 10% of the Company’s net revenue, respectively.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the three months ended June 30, 2010 or 2009.

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

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 19 COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments

In the normal course of business, the Company entered into operating lease agreements for offices rental. The Company was obligated under operating leases requiring minimum rentals as of June 30, 2010 as follows:

(Unaudited)
Remainder of fiscal year ending March 31, 2011	$220,881
Fiscal year ending March 31, 2012	220,590
Fiscal year ending March 31, 2013	220,590
Fiscal year ending March 31, 2014	13,971
Thereafter	-

Total minimum lease payments	$676,032

During the three months ended June 30, 2010 and 2009, rental expenses under operating leases amounted to $140,461 and $107,506, respectively.

Registration Rights Arrangement

In connection with the Private Placement (see Note 13), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities Exchange Commission to register for resale the Shares, the Common Stock issuable upon conversion of the Series A Preferred Stock, the Series A Warrant Shares and the Series B Warrant Shares, within 30 calendar days of the Closing Date (as extended to the following business day if the 30th day following the Closing Date falls on a Saturday, Sunday or a legal holiday), and to have the registration statement declared effective within 150 calendar days of the Closing Date or within 180 calendar days of the Closing Date in the event of a full review of the registration statement by the SEC. The Company agreed to keep this registration statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by this registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule144. If the Company does not comply with the foregoing obligations under the Registration Rights Agreement, the Company will be required to pay cash liquidated damages to each investor, at the rate of 2% of the applicable subscription amount for each 30 day period in which the Company is not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any shares that may be sold pursuant to Rule 144 under the Securities Act, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.

LIANDI CLEAN TECHNOLOGY INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 19 COMMITMENTS AND CONTINGENCIES - CONTINUED

Registration Rights Arrangement-Continued

The Company has accounted for the Registration Rights Agreement in accordance with ASC 825-20, “Registration Payment Arrangements”. The Company’s contingent obligation to make liquidated damages under the Registration Rights Agreement will be recognized and measured separately in accordance with ASC Subtopic 450-20, “Loss Contingencies”. On March 29, 2010, the Company filed the Registration Statement on Form S-1. Through August 12, 2010, the Company filed various amendments to Registration Statement on Form S-1/A pending SEC’s approval. As of June 30, 2010 and up to the date of approval of these financial statements, it is considered not probable that the Company will be required to pay any liquidated damages under the Registration Rights Agreement and no provision has been made.

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

The following tables set out the analysis of the Company’s net revenue:

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Product and services
Industrial valves and other equipment with related technical services	$6,349,134	$6,444,675
Data processing platform software for applications in petroleum and petrochemical productions	2,805,799	700,788
Technical consultancy services	3,101	23,373

Total	$9,158,034	$7,168,836

During the three months ended June 30, 2010, the Company derived all of its revenue from delivering products and services to customers whose operations were located in China (including Hong Kong).

ITEM 2.  Management’s Discussion And Analysis.

The statements contained in this quarterly report on Form 10-Q, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to "we", "us", the “Company" or “LianDi" in this quarterly report on Form 10-Q refers to LianDi Clean Technology Inc.

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

Details of our company’s subsidiaries as of June 30, 2010 were as follows:

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

On January 8, 2010, Mr. Zuo transferred 25%, 14% and 10% interest in China LianDi to China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy,” a company wholly owned by Mr. Zuo), Hua Shen Trading (International) Ltd. (“Hua Shen BVI”, a company incorporated in the British Virgin Islands and wholly owned by SJ Asia Pacific Limited; Mr. Zuo is a director of this company and holds voting and dispositive power over the shares held by it) and Rapid Capital Holdings Ltd. (“Rapid Capital”), respectively. On February 10, 2010, SJ Asia Pacific Limited and LianDi Energy transferred 28.06% and 1.47% of their respective interests in China LianDi to Rapid Capital (26.53%) and Tripoint Capital Advisors, LLC (3%), respectively. On February 12, 2010, Rapid Capital transferred its 31.53% interest in China LianDi to LianDi Energy (15.53%), Hua Shen BVI (11%) and Dragon Excel Holdings Ltd (5%). As a result, immediately before the Share Exchange as defined below, China LianDi was owned 48% by SJ Asia Pacific Limited (including 25% through Hua Shen BVI) and 39% by Mr. Zuo through LianDi Energy. The remaining 13% was held as to 5% by Dragon Excel Holdings Limited (“Dragon Excel”), 5% by Rapid Capital Holdings Limited (“Rapid Capital”) and 3% by TriPoint Capital Advisors, LLC (“TriPont”).

Dragon Excel and Rapid Capital are held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of 5% interest in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of 3% interest of China LianDi from our principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services related to facilitating the Private Placement.

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

Private Placement

On February 26, 2010 and immediately following the Share Exchange, we completed a private placement transaction (the “Private Placement”) pursuant to a securities purchase agreement with certain investors (collectively, the “Investors”) and sold 787,342 units (the “Units”) at a purchase price of $35 per Unit, consisting of, in the aggregate, (a) 7,086,078 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of common stock, (b) 787,342 shares of common stock (the “Issued Common Shares”), (c) Series A Warrants (the “Series A Warrants”) to purchase up to 1,968,363 shares of common stock, at an exercise price of $4.50 per share (the “Series A Warrant Shares”) for a three-year period, and (d) Series B Warrants (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”) to purchase up to 1,968,363 shares of common stock, at an exercise price of $5.75 per share (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”) for a three-year period. We also issued to the placement agent in the Private Placement (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which expire in three years on February 26, 2013. We received aggregate gross proceeds of approximately $27.56 million from the Private Placement.

Basis of preparation and consolidation and use of estimates

Our interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The following (a) condensed consolidated balance sheet as of March 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed financial statements should be read in conjuction with our consolidated financial statements and accompanying footnotes for the year ended March 31, 2010.

Our condensed interim consolidated financial statements include the financial statements of our company and our subsidiaries. All significant inter-company transactions and balances between our company and our subsidiaries have been eliminated upon consolidation.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on our consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact our results of operations or financial position, but did require changes to our disclosures in our financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We expect that the adoption of the amendments in this Update will not have any significant impact on our financial position and results of operations.

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

Our delivered equipment has no standalone value to the customer until they are installed, integrated and tested at the customer’s site by us in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, we have not sold the equipment separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by customer.

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

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the three months ended June 30, 2010 and 2009.

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

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong income tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the three months ended June 30, 2010 and 2009.

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

Beijing JianXin, being established in the PRC, is generally subject to PRC income tax. Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software product and is entitled to tax preferential treatment — a two year tax holiday through EIT exemption (from its first profitable year) for the calendar years ended December 31, 2009 and 2010 and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.

No provision for other overseas taxes is made as neither we nor China Liandi have any taxable income in the U.S. or the British Virgin Islands.

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

•	Foreign currency

We have evaluated the determination of our functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

Historically, the sales and purchase contracts of our Hong Kong subsidiaries, Hua Shen HK, PEL HK and Bright Flow HK have substantially been denominated and settled in the U.S. dollar. Therefore, Hua Shen HK, PEL HK and Bright Flow generate and expend their cash predominately in the U.S. dollar. Accordingly, it has been determined that the functional currency of Hua Shen HK, PEL HK and Bright Flow is the U.S. dollar.

Historically, the sales and purchase contracts of Beijing JianXin have predominantly been denominated and settled in Renminbi (the lawful currency of Mainland China). Accordingly, it has been determined that the functional currency of Beijing JianXin is Renminbi.

Historically, a substantial proportion of our sales and purchase contracts have been entered into by our Hong Kong subsidiaries and denominated and settled in the U.S. dollar.

On our own, we raise financing in the U.S. dollar, pay our own operating expenses primarily in the U.S. dollar, and expect to receive any dividends that may be declared by our subsidiaries (including Beijing JianXin which is a wholly foreign-owned enterprise with a registered capital denominated in the U.S. dollar) in U.S. dollars.

Therefore, it has been determined that our functional currency is the U.S. dollar based on the sales price, expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

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

Our PRC subsidiary maintains its books and records in Renminbi (“RMB”), the lawful currency in the PRC, which may not be freely convertible into foreign currencies. The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	As of June 30, 2010	As of March 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.7909	US$1=RMB6.8263

	For the three months ended June 30, 2010	For the three months ended June 30, 2009
Items in statements of income and cash flows	US$1=RMB6.8235	US$1=RMB6.8299

No representation is made that the RMB amounts could have been, or could be, converted into US$ at the above rates.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect our financial condition in terms of US$ reporting.

•	Common Stock, Preferred Stock and Warrants

(a) Common Stock

We are authorized to issue 50,000,000 shares of common stock, $0.001 par value. We had 1,216,950 common shares outstanding prior to the Share Exchange with China LianDi, and issued 27,354,480 common shares to the shareholders of China LianDi in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of China LianDi are assumed to have been outstanding on April 1, 2008 and the 1,216,950 shares held by our existing shareholders prior to the Share Exchange on February 26, 2010 are assumed to have been issued on that date in exchange for our net assets.

On February 26, 2010, we sold 787,342 shares of common stock to certain accredited investors.

On June 25, 2010, 200,000 shares of preferred stock were converted into 200,000 shares of common stock at a conversion price of $3.50 per share.

At June 30, 2010, 29,558,772 shares of common stock were issued and outstanding.

(b) Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock, $0.001 par value, of which one series of preferred stock has been designated as Series A Preferred Stock, of which we issued 7,086,078 shares to certain accredited investors upon a private placement on February 26, 2010. Each preferred share is convertible into one share of common stock, at a conversion price of $3.50 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert at the earlier to occur of the following: (i) the twenty-four (24) month anniversary of the closing date on February 26, 2010, and (ii) such time that the volume weighted average price of the common stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock equal to at least 50,000 shares per day. The designation, rights, preferences and other terms and provisions of the preferred shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on March 4, 2010. The preferred shares are entitled to a cumulative dividend at an annual rate of 8%, payable quarterly, at our option, in cash or in additional shares of Series A Preferred Stock.  The Series A Preferred Stock has class voting rights such that we, prior to taking certain corporate actions (including certain issuances or redemptions of its securities or changes in its organizational documents), are required to obtain the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock then issued and outstanding. The Series A Preferred Stock has no other voting rights with our common stock or other equity securities. The preferred shares have a liquidation preference of $3.50 per share, plus any accrued but unpaid dividends. If we cannot issue shares of common stock registered for resale under the registration statement for any reasons, holders of the Series A Preferred Stock, solely at the holder’s option, can require us to redeem from such holder those Series A Preferred Stock for which we are unable to issue registered shares of common stock at a price equal the Series A Liquidation Preference Amount (“Mandatory Redemption”), provided that we shall have the sole option to pay the Mandatory Redemption Price in cash or restricted shares of common stock.

At June 30, 2010, 6,886,078 Preferred Shares were outstanding, with an aggregate liquidation preference of $24,779,992.

We have evaluated the terms of the Series A Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for us to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Because the event that may trigger redemption of the Series A Preferred Stock, i.e. the delivery of registered shares, is not solely within our control, the Series A Preferred Stock has been classified as mezzanine equity (out of permanent equity) in accordance with the requirement of ASC 480-10-S99.

The Series A Preferred Stock holder may request for redemption of the preferred stock in the event that our company cannot issue shares of common stock registered for resale under the registration statement. However, according to the registration rights agreement between the investors (who are also the preferred stockholders) and us, we are contractually permitted to prepare, file and cause the registration statement to be declared effective within 180 calendar days after the closing date of the private placement on February 26, 2010. Since this 180-day period will end on August 25, 2010 (the “Effectiveness Date”), we have determined that the preferred stock is not currently redeemable.

We have not encountered significant impediments in the process of preparing and filing the registration statement. Therefore, we have estimated that it would be more likely than not that we could cause the registration statement to be declared effective on or before the Effectiveness Date. Accordingly, we have determined that it is not probable that the preferred stock will become redeemable.  Accordingly, as of June 30, 2010, we have not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognize any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

If the preferred stock is currently redeemable, we will adjust the amount of the preferred stock to its maximum redemption amount at each balance sheet date, in accordance with the requirement of ASC 480-10-S99 (or paragraph 14 of ASU 2009-04). If it is probable that the preferred stock will become redeemable, we will accrete changes in the redemption value over the period from the date of issuance of the preferred stock to the earliest redemption date (i.e., the Effectiveness Date), using the interest method, in accordance with the guidance in ASC 480-10-S99 (or paragraph 15 of ASU 2009-04).

In conjunction with the private placement on February 26, 2010, we entered into a make good escrow agreement with the investors pursuant to which LianDi Energy delivered into an escrow account 1,722,311 shares of common stock to be used as a share escrow for the achievement of a fiscal year 2011 net income performance threshold of $20.5 million. We have evaluated the terms of this escrow arrangement based on the guidance provided in ASC 718-10S99 and concluded that because the escrow shares would be released to our principal stockholder or distributed to the investors without regard to the continued employment of any of our directors or officers, the escrow arrangement is in substance an inducement to facilitate the private placement, rather than as compensatory.

As such, we have accounted for the escrow share arrangement according to its nature and reflected them as a reduction of the proceeds allocated to the newly issued securities in the private placement, based on its fair value of $4,925,810 as of February 26, 2010.

The aggregate fair value of the escrow shares as of February 26, 2010 is allocated to the different securities issued in the private placement according to their respective allocated net proceeds as follows:

	Net proceeds of private placement allocated to	Allocation of escrow shares
Discount on common stock	$1,309,380	$373,260
Dividend on preferred stock	14,059,018	4,007,745
Discount on warrants	1,911,156	544,805
Total	$17,279,554	$4,925,810

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the three months ended June 30, 2010 was $1,142,513.

•	Warrants

On February 26, 2010, we issued Series A Warrants to purchase up to 1,968,363 shares of common stock at an exercise price of $4.50 and Series B Warrants to purchase up to 1,968,363 shares of common stock at an exercise price of $5.75, for cash.  These warrants are exercisable at any time for three years from February 26, 2010.

Also on February 26, 2010, we had issued (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which were issued to the placement agent in connection with the private placement and expire in three years on February 26, 2013.

Warrants issued and outstanding at June 30, 2010, and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, April 1, 2010	5,117,740	$4.88	2.91	5,117,740	$4.88	2.91
Granted / Vested	-
Forfeited	-
Exercised	-
Balance, June 30, 2010 (Unaudited)	5,117,740	$4.88	2.66	5,117,740	$4.88	2.66

We have evaluated the terms of the warrants issued in the private placement with reference to the guidance provided in ASC 815-40-15. We have concluded that these warrants are indexed to our own stocks, because the warrants have no contingent exercise provision and fixed strike prices which are only subject to adjustments in the event of stock split, combinations, dividends, mergers or other customary corporate events.  Therefore, these warrants have been classified as equity.

A.  Results of Operations for the three months ended June 30, 2010 and 2009

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US$.

	For the three months ended June 30,
	2010	2009
NET REVENUE
Sales and installation of equipment	$6,349,134	$6,444,675
Sales of software	2,805,799	700,788
Services	3,101	23,373
	9,158,034	7,168,836
Cost of revenue
Cost of equipment sold	(5,031,416)	(5,013,057)
Amortization of intangibles	(149,484)	(149,343)
	(5,180,900)	(5,162,400)
Gross profit	3,977,134	2,006,436
Operating expenses:
Selling	(140,942)	(275,650)
General and administrative	(546,373)	(316,004)
Research and development	(59,310)	(9,081)
Total operating expenses	(746,625)	(600,735)
Income from operations	3,230,509	1,405,701
Other income (expenses), net
Interest income	26,014	11,276
Interest and bank charges	(145,631)	(132,430)
Exchange gains (losses), net	(69,768)	(91,887)
Value added tax refund	369,183	122,638
Other	2,807	18,495
Total other expenses, net	182,605	(71,908)
Income before income tax	3,413,114	1,333,793
Income tax expense	-	(817)
NET INCOME	3,413,114	1,332,976
Preferred stock deemed dividend	(1,142,513)
Preferred stock dividend	(493,899)	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,776,702	$1,332,976
COMPREHENSIVE INCOME:
Net income	3,413,114	1,332,976
Other comprehensive income:
Foreign currency translation adjustment	154,890	9,561
Comprehensive income	3,568,004	1,342,537
EARNINGS PER SHARE:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05
Weighted average number of shares outstanding:
Basic	29,369,761	27,354,480
Diluted	30,113,633	27,354,480

Non-GAAP Measures

To supplement the unaudited condensed consolidated statement of income and comprehensive income presented in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of net income available to common stockholders and the basic and diluted earnings per share for the three months ended June 30, 2010, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the escrow share arrangement allocated to the Series A preferred stock, treated as deemed dividend, a deduction of net income available to common stockholders in conjunction to the Private Placement we consummated on February 26, 2010.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deems it important to provide all of this information to investors.

The following table presented reconciliations of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2010: (All amounts in US dollars)

	Three months ended June 30,
	2010	2010
	(US $)	(US $)
	(Unaudited)	(Unaudited)
	GAAP	NON GAAP

NET INCOME	3,413,114	3,413,114
Preferred stock deemed dividend	(1,142,513)	-
Preferred stock dividend	(493,899)	(493,899)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS - Basic	1,776,702	2,919,215
Preferred stock dividend	-	493,899
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS - Diluted	1,776,702	3,413,114

EARNINGS PER SHARE:
Basic	$0.06	$0.10
Diluted	$0.06	$0.09

Weighted average number of shares outstanding:
Basic	29,369,761	29,369,761
Diluted	30,113,633 (1)	37,188,722	(2)

(1)	The effect of the potential dilutive convertible preferred stock was not included, because the effect is anti-dilutive upon recognition of the deemed dividend in accordance to US GAAP.

(2)	The effect of the potential dilutive convertible preferred stock was included, because the effect is dilutive if regardless the recognition of the deemed dividend under NON-GAAP measures.

Net Revenue:

Net revenue represents our gross revenue net of business tax, value added tax and related surcharges as well as discounts and returns. There were no discounts and returns for the three months ended June 30, 2010 and 2009.

The following tables set out the analysis of our net revenue:

	Three months ended June 30,
	2010	2009
	US$ M	US$ M
Sales and installation of equipment	6.35	6.45
Sales of software	2.81	0.70
Services	0.003	0.02
	9.16	7.17

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

For the three months ended June 30, 2010, our total net revenue increased to US$9.16 million from US$7.17 million for the same period of 2009. This increase was mainly due to the increase of our software revenue.  For the three months ended June 30, 2010 and 2009, we sold 32 sets and 8 sets of our data processing software, respectively, and achieved US$2.8 million and US$0.7 million of software revenue respectively.  For the three months ended June 30, 2010, we completed 7 projects related to sales and installation of equipment as compared to 16 projects related to sales and installation of equipment for the three months ended June 30, 2009. We achieved approximately US$6.4 million and US$6.5 million of equipment sales and installation revenue for the three months ended June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010, one of these completed projects had a contract value greater than US$2 million and two had a contract value greater than US$1 million.  For the same period of 2009, only one of these completed projects had a contract value of more than US$1 million and five had a contract value of more than US$0.5 million.

As of June 30, 2010 and 2009, we had 34 and 17 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$60.3 million and US$33.1 million, respectively. These achievements were mainly a result of our successful establishment of an experienced sales and implementation team. As a result, we have earned a good reputation among our customers within the industry. We have served the Chinese petroleum and petrochemical industries since 2004 through our four operating subsidiaries. We worked for approximately one year to establish relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and to become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed assets investments within these industries, we successfully increased the size and scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal year 2010.  We believe, with the successful implementation of our contracts, and our continued efforts in developing the business and enhancing our client relationships, our revenue will continue to increase in fiscal year 2011.

The revenue amount we received from our customers on delivery and installation contracts prior to the completion of related technical services and the delivery of acceptance certificates was recorded as deferred revenue. As of the three months ended June 30, 2010, approximately US$1.3 million was recorded as deferred revenue. Accordingly, the related equipment purchase costs that actually occurred for these uncompleted projects (for each reporting period) were recorded as deferred cost of revenue. As of the three months ended June 30, 2010, we had recorded approximately US$1.2 million as deferred costs. We track and record the deferred revenue and deferred cost of revenue on a project basis. The deferred revenue and deferred cost will be recognized as revenue and cost of revenue with the completion of the related technical services and receipt of an acceptance certificate from our customers on a matching basis. The gross margin of each reporting period reflects the actual gross profitability of contracts completed in each reporting period.

Cost of sales:

Cost of sales consist of the equipment purchase cost recognized in-line with the contract revenue, which is recognized in each reporting period, and the amortization amount of our software copyright. Our total cost of sales increased slightly to US$5.18 million for the three months ended June 30, 2010 from US$5.16 million for the same period of 2009. This increase is in-line with the increases in our total net revenue recognized in each reporting period.

Gross margin:

	Three months ended June 30,
	2010	2009
	US$ M	US$ M
Net Revenue	9.16	7.17
Cost of sales	5.18	5.16
Gross margin	3.98	2.01
Overall gross margin (%)	43%	28%

Our gross profit increased to US$4 million for the three months ended June 30, 2010 from US$ 2 million for the same period of 2009.  The level of our overall gross margin was affected by the relative percentage of our separate software sales volume for each reporting period. For the three months ended June 30, 2010 and 2009, there were no software sales being included in the total solution agreement with our customers. The cost of our software sales consisted of the amortization of our purchased software copyright during each reporting period. Other direct installation and testing costs related to the software sales were insignificant based on our historical experience, and we did not separate these software related expenses from our total expenses in the normal course of business.

Our overall gross margin increased to 43% for the three months ended June 30, 2010 as compared to 28% overall gross margin we achieved for the three months ended June 30, 2009. This was mainly due to the percentage of the separate software sales (which we believe have a general gross margin of about 85%-95%) over the total revenue for the corresponding period significantly increased to 31% for the three months ended June 30, 2010 from 10% for the same period of 2009. According to our historical experiences, the general gross margin for our equipment delivery and installation contracts is about 15%-25%. For the three months ended June 30, 2010 and 2009, the gross margin of our delivery and installation contracts was 21% and 22%, respectively, which was considered normal and stable. We believe, along with the increase of our equipment delivery and installation contracts that will be completed in the following reporting periods in fiscal year 2011, the percentage of the software revenue will decrease accordingly.

We believe that our overall gross margin is typically between 25%-35% on a fiscal year basis. Typically, our gross margin reflects the actual gross profitability of the contracts that we completed in each reporting period with all revenue and cost of revenue being recognized on a matching basis in the same reporting period. Generally, the factors that normally affect our gross margin in each reporting period include (1) the percentage of the software sales for each reporting period; and (2) if we completed any larger revenue contracts that had lower gross margin as compared to other contracts in the reporting period. Normally, the relatively lower gross margin contracts were signed as a result of a more intense commercial competition for certain individual contracts. As of June 30, 2010, we do not have any material uncompleted contract signed with gross margin below our average gross margin. Therefore, we believe that these existing uncompleted contracts will not have an adverse impact on our future gross margin. We will continue to monitor and review our sales contracts to determine if there will be any adverse impact on our gross margin in future reporting periods.

Operating expense

Our operating expenses include: selling expenses, general and administrative expenses and research and development expenses.

The following tables set forth the analysis of our operating expenses:

	Three months ended June 30,
	2010		2009
	US$ M	% of Revenue	US$ M	% of Revenue
Net revenue	9.16	100%	7.17	100%
– Selling expenses	0.14	1.5%	0.27	3.8%
– G&A expenses	0.55	6.0%	0.32	4.5%
– R&D expenses	0.06	0.7%	0.01	0.1%
Total Operating expenses	0.75	8.2%	0.6	8.4%

Selling expenses:

Our selling expenses decreased to US$0.14 million for the three months ended June 30, 2010 from US$0.27 million for the same period of 2009.  Our selling expenses mainly include freight, marketing research expenses, salary expenses and traveling expenses.

For the three months ended June 30, 2010 and 2009, the decrease in selling expenses was mainly due to the following reasons: (1) freight expenses decreased by approximately US$0.07 million due to more shipments being made during the three month period ended June 30, 2009 for the equipment contracts delivered but not installed or finally accepted as of June 30, 2009, as compared to the three months ended June 30, 2010, in which most of our uncompleted contracts were still in the stage of placing orders and making prepayments to suppliers; (2) marketing research expenses incurred for the three months ended June 30, 2010 decreased approximately US$0.06 million as compared to the same period of 2009, which was mainly a result of our successful brand and client relationship building activities performed in prior years which enabled us to decrease some of our market research costs in this year.

We believe that the percentage of our total selling expenses over the total net revenue for the corresponding period for each reporting period may not be stable, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including but not limited to attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in consideration of the pre-market activities that may not generate revenue accordingly and in accordance with the conservative principles set by US GAAP. Our expenses for the “pre-contract” stage were expensed and recorded in earnings when they occurred. Therefore, the amount of “pre-contract” expenses directly relate to the marketing activities and number of contracts we participated in during each reporting period, but not to the corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses increased to US$0.55 million for the three months ended June 30, 2010 from US$0.32 million for the three months ended June 30, 2009. Our general and administrative expenses mainly include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (such as valuations and audits). We expect that our general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs in connection with the expansion of our business. We also expect to incur increased professional services costs in the future in connection with disclosure requirements under applicable securities laws, and our efforts to continue to improve our internal control systems in-line with the expansion of our business.

For the three months ended June 30, 2010 and 2009, our general and administrative expenses increased due to the following reasons: (1) a US$0.03 million increase of rental expenses because of a rent-free period granted to us in June 2009; (2) an approximately US$0.04 million increase in general office administration expenses which was in-line with the expansion of our business support activities; and (3) an approximately US$0.16 million increase in professional services charges related to our U.S. reporting requirements as a public company. Accordingly, the percentage of our total general and administrative expenses relative to total net revenue of the corresponding period increased to 6% from 4.5% for the previous reporting period. We expect that our general and administrative expenses will increase in future periods and we  will incur additional costs in connection with the professional services costs in connection with disclosure requirements under applicable securities laws, and our efforts to continue to improve our internal control systems in-line with the expansion of our business.

Research and development expenses:

Research and development expenses represent the salary expenses and other related expenses of our research and development department. Our research and development expenses increased to US$0.06 million for the three months ended June 30, 2010 compared with US$0.01 million for the same period of 2009 due to an increase of the technical staff to meet our R&D needs. We expect our research and development expenses to increase in the future as we plan to hire additional R&D personnel to strengthen the functionality of our current software products and develop additional competitive industrial software products.

Operating profits

As a result of the foregoing, our operating profit increased significantly to US$3.2 million for the three months ended June 30, 2010 from US$1.4 million for the three months ended June 30, 2009.

Other income and expenses

Our other income and expenses mainly include interest income, interest expenses, bank charges, exchange gains or losses, value added tax refund, other income and expenses.

Interest income, interest expenses, bank charges and exchange gains or losses:

Interest income represents the interest income we earned from cash deposits. Interest expenses relate to the working capital loans we borrowed from our Japanese shareholder (annual interest rate of 3% to 5%).  The increase of our interest income for the three months ended June 30, 2010 was due to the increase of the cash deposit we kept as a result of our financing consummated in February 2010. Bank charges represent handling charges for issuance of letters of credit and other bank transactions. Our bank charges increased by about US$0.05 million, which was mainly due to more transactions related to prepayment to our equipment suppliers incurred for the three months ended June 30, 2010 as compared to the same period of 2009. The interest expenses for our Japanese shareholder’s loan decreased by about US$0.03 million which as a result of the principal amount we borrowed from our shareholders decreased significantly as of June 30, 2010 as compared to June 30, 2009. Exchange losses occurred was mainly due to the devaluation of the US dollar against Japanese Yuan and Euro, which related to our Japanese shareholder’s loan or cash deposit we kept in Euro.

Value added tax refund

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise with its own software copyright. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect to sales of self-developed software products. We pay 17% value added tax for our software sales and the tax authorities will refund us 14% of the value added tax that we pay normally within about 2 months. This refund is regarded as  subsidy income granted by the PRC government and we recognize the value added tax refund as other income and only when it has been received. There is no condition to the use of the refund received. We received approximately US$0.37 million and US$0.12 million of value added tax refund for the three months ended June 30, 2010 and 2009, respectively. So long as the PRC government’s preferential policies for software enterprises remain unchanged, Beijing JianXin will continue to be eligible for this refund. As our software sales are not considered a significant source for our revenue contribution on an annual basis, this refund will not have any significant impact on our future operations.

Income before income tax

As a result of the foregoing, our income before income tax increased to US$3.4 million for the three months ended June 30, 2010 from US$1.3 million for the three months ended June 30, 2009.

Income tax expenses

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong profits tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the three months ended June 30, 2010 and 2009.

Beijing JianXin, being established in the PRC, is generally subject to PRC income tax. Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software product and is entitled to tax preferential treatment — a two year tax holiday through EIT exemption (from its first profitable year) for the calendar years ended December 31, 2009 and 2010 and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.

No provision for other overseas taxes is made as neither we nor China Liandi have any taxable income in the U.S. or the British Virgin Islands.

Net income

As a result of the foregoing, our net income increased to US$3.4 million for the three months ended June 30, 2010 from US$1.3 million for the three months ended June 30, 2009.

Preferred stock deemed dividend

The amount allocated to the escrow share arrangement is attributed to the different newly issued securities in the Private Placement according to those newly issued securities’ respective fair value at February 26, 2010, as follows:

Allocation of escrow shares
Discount on common stock	$373,260
Dividend on preferred stock	4,007,745
Discount on warrants	544,805
Total	$4,925,810

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the three months ended June 30, 2010 was $1,142,513, which was recorded as a deduction to the net income available to common stockholders.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock which was US$3.50 per share and the actual number of days each share outstanding within the reporting period. The total preferred stock dividend accrued was approximately US$0.5 million for the three months ended June 30, 2010.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents. As of the three months ended June 30, 2010, we had cash and cash equivalents of US$49 million.

Our liquidity needs include: (i) net cash used in operating activities, which consists of: (a) cash required to import the equipment to be distributed to our customers, and (b) related freight expenses needed to be borne by our company; and (ii) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies, and net cash used in investing activities that consist of the investments in computers and other office equipment. Before June 30, 2009, we financed our liquidity needs primarily through working capital loans obtained from our shareholders.

The following tables provide detailed information about our net cash flow for the periods indicated:

	Three months ended June 30,
	2010	2009
	(Amount in thousands of US dollars)
Net cash provided by (used in) operating activities	(3,795)	63
Net cash used in investing activities	(4,906)	(932)
Net cash provided by (used in) financing actives	(1,810)	4,211
Effect of foreign currency exchange rate changes	128	13
Net (decrease) increase in cash and cash equivalents	(10,383)	3,355

Net cash provided by (used in) operating activities:

As a result of our company’s normal business operations, a very significant portion of our cash was used to import equipment from our suppliers. Before the equipment was shipped to our customers, the prepayment was recorded as prepayment to suppliers. After the equipment was shipped and before it was accepted by our customers, the payments were recorded as deferred cost.  For the three months ended June 30, 2010, we achieved approximately US$3.4 million net income and approximately US$1.9 million cash inflow from the decrease of accounts receivable from March 31, 2010. For the uncompleted contracts we obtained we paid approximately US$8.9 million for advance payments to our suppliers during the period.  Therefore, we had a net operational cash outflow of approximately US$3.8 million for the three months ended June 30, 2010. For the three months ended June 30, 2009, because of the relatively longer days of sales outstanding as discussed below, we only generated about US$0.01 million net cash inflow from operating activities.

On average, our outstanding customer accounts are normally settled within 180 days. Contracts signed in US dollars are typically settled in letters of credit, with average outstanding periods of within 2-3 months. Contracts signed in Renminbi are normally collected within 6 months. For the three months ended June 30, 2010 and 2009, the days of sales outstanding was 13 days and 218 days, respectively. The relatively longer days of sales outstanding for the three months ended June 30, 2009 was a result of approximately US$10 million of revenue that we recognized in March 2009 was not settled until September 2009 with a credit period less than 6 months.

Net cash used in investing activities:

Our net cash used in investing activities included the following transactions: (1) cash received for sales of short-term investments trading securities; (2) cash used in purchasing office equipment, computer software and other long-term assets; (3) temporary advances to other entities. In June 2010, we temporarily loaned approximately US$4.8 million to an unaffiliated party, which management believes that no collectibility issue will exist.

Net cash provided by (used in) financing activities:

Our net cash provided by (used in) financing activities included the following transactions: (1) the loans we borrowed from and repaid to our shareholders; and (2) cash provided by (used in) resulted from an increase or decrease of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities.

For the three months ended June 30, 2010, the restricted cash balance increased by approximately US$1.5 million as the collateral for issuance of letter of credit to our suppliers and we also repaid approximately US$0.3 million to our shareholder, Mr. Zuo, which resulted in a net cash outflow of about US$1.8 million for the period. For the three months ended June 30, 2009, the restricted cash balance increased by about US$0.9 million and we also borrowed about US$5 million loan from our Japanese shareholder during the period, which resulted in a net cash inflow of about US$4.2 million for the period.  As of June 30, 2010, we still owe our shareholders approximately US$8.1 million, which consisted of approximately US$0.6 million due to Mr. Zuo and approximately US$7.5 million due to our Japanese shareholder, SJ Asia Pacific Limited. We did not sign any written agreement with Mr. Zuo in regards to the loan we borrowed from him. Based on the loan agreements we signed with our Japanese shareholder, these outstanding loans bear interest at 3%-5% per annum. Any delayed repayment of these loans without the prior consent from our Japanese shareholder is subject to a 1% penalty. Although we did not receive any commitment from our Japanese shareholder not to demand repayment of the loan, we believe that along with the rapid growth of our revenue and cash generated from operating activities in fiscal year 2010, our financial position has improved to the point which allows us to repay our shareholders’ loan using money earned from operations on demand without having any significant adverse impact on our financial position and operations.

Credit Facilities:

As of June 30, 2010, we had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$112.3 million (equivalent to approximately US$14.4 million) as compared to an aggregate amount of general facilities of HK$62.3 million (equivalent to approximately US$8 million) as of March 31, 2010. Collaterals for the General Facilities include our bank deposits classified as restricted cash, trading securities, unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of our company), a standby letter of credit of not less than HK$95 million (or approximately US$12.2 million) issued by a bank which is in turn guaranteed by SJI Inc. (a stockholder of our company) and undertaking from Hua Shen HK to maintain a tangible net worth at not less than HK$5 million (or approximately US$644 thousand). We readily meet this requirement and complied with this requirement during all periods presented. There is a small risk of non-compliance, especially, considering that our bank’s requirement for tangible net worth is far below our current tangible net worth.  As of June 30, 2010, there was outstanding import shipping guarantees of $2,034,277 issued by the banks on behalf of our company under the General Facilities. There was no other borrowing under the General Facilities as of June 30, 2010. In addition, on August 6, 2009, we obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately US$774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collaterals for the Government Sponsored Facility include a guarantee for HK$6,000,000 from us. As of June 30, 2010, there was no borrowing under the Government Sponsored Facility. Going forward, we do not expect any negative changes in our general credit facilities, especially in light of the fact that our sales have been growing rapidly.

Use of proceeds from Private Placement:

We intend to use the proceeds that we received in the Private Placement to build and develop a new manufacturing facility in China and to upgrade our software research and development department. Although we expect these costs to be material, management is still in discussions and negotiations with relevant parties and is currently unable to definitively quantify these expected costs.

However, based on our dialogue to date, we believe that the following table sets forth the range of estimated costs to build and design our new manufacturing facility:

Land purchase (approximately 400,000 sq ft.) located in special China Economic Development Zone:	$5 to 8 million
Factory construction:	$5 to 8 million
Factory Equipment:	$6 to 8 million

Total estimated cost:	$16 to $24 million

We do not intend to use such proceeds to repay any portion of the shareholder loans.

C.  Off-Balance Sheet Arrangements

Our company did not have any significant off-balance sheet arrangements as of June 30, 2010.

D.  Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of June 30, 2010:

Office Rental
Payable within fiscal year ending March 31,
- 2011	$220,881
- 2012	220,590
- 2013	220,590
- 2014	13,971
676,032

ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4.  Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended March 31, 2010.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4 [Removed and Reserved]

Item 5. Other Information.

None.

Item 6. Exhibits.

(b)   Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIANDI CLEAN TECHNOLOGY INC.

Date: August 16, 2010	By:	/s/ Jianzhong Zuo
Jianzhong Zuo, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Yong Zhao
Yong Zhao, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002