Form 10-Q
period 2010-09-30
LianDi Clean Technology Inc.
filed 2010-11-18
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

Commission File Number:  000-52235

LIANDI CLEAN TECHNOLOGY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	75-2955368
(State or Other Jurisdiction
of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4th Floor Tower B. Wanliuxingui Building, No. 28
Wanquanzhuang Road, Haidian District
Beijing, 100089, China
(Address of principal executive offices)

+1 86-10-5872-0171
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company) ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 15, 2010, the registrant had 29,971,117 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LIANDI CLEAN TECHNOLOGY INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30	March 31
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$52,455,484	$59,238,428
Restricted cash	8,277,571	2,964,864
Notes receivable	463,686	-
Accounts receivable, net of $nil allowance	5,440,303	2,295,231
Deferred costs of revenue	157,611	1,168,025
Inventories	2,352,600	30,103
Prepaid expenses and deposits	15,724,294	657,257
Other receivables, net of $nil allowance	3,809,285	3,416,284
Pledged trading securities	11,592	11,592
Prepaid land use right – current portion	46,868	-

Total current assets	88,739,294	69,781,784

Other Assets
Property and equipment, net	11,325,390	151,660
Intangible assets, net	4,994,237	5,192,738
Prepaid land use right – non-current portion	1,812,222	-
Deposit for land use rights	1,186,522	-
Goodwill	357,635	-

Total assets	$108,415,300	$75,126,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$2,536,897	$-
Accounts payable	3,012,261	11,926
Deferred revenue	320,414	2,481,771
Other payables and accrued expenses	8,865,200	3,496,612
Provision for income tax	148,357	59,763
Due to shareholders	10,636,668	8,461,161
Due to non-controlling interests	5,136,607	-
Preferred stock dividend payable	579,241	184,820
Deferred tax liability	691,776	-

Total current liabilities	31,927,421	14,696,053

Total liabilities	31,927,421	14,696,053

Commitments and Contingencies (Note 24)

LIANDI CLEAN TECHNOLOGY INC
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30	March 31
	2010	2010
	(Unaudited)

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 6,572,283 and 7,086,078 shares issued and outstanding, respectively; aggregate liquidation preference amount: $23,582,232 and $24,986,093, including accrued but unpaid dividend of $579,241 and $184,820 at September 30, 2010 and March 31, 2010, respectively)	14,991,475	14,059,018

Shareholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 29,872,567 and 29,358,772 shares issued and outstanding, respectively)	29,873	29,359
Additional paid-in capital	20,922,857	19,891,932
Statutory reserves	1,138,733	1,138,733
Retained earnings	32,993,591	25,245,926
Accumulated other comprehensive income	778,956	65,161

Total LianDi Clean shareholders’ equity	55,864,010	46,371,111

Non-controlling interests	5,632,394	-

Total equity	61,496,404	46,371,111

Total liabilities and shareholders’ equity	$108,415,300	$75,126,182

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

NET REVENUE:
Sales and installation of equipment	$33,682,153	$18,584,322	$40,031,287	$25,028,997
Sales of software	-	3,042,254	2,805,799	3,743,042
Services	1,134,607	-	1,137,708	23,373
Sales of industrial chemicals	8,490,510	-	8,490,510	-
	43,307,270	21,626,576	52,465,304	28,795,412
Cost of revenue:
Cost of equipment sold	(26,303,920)	(15,312,464)	(31,335,336)	(20,325,521)
Amortization of intangibles	(150,631)	(149,317)	(300,115)	(298,660)
Cost of industrial chemicals	(7,797,118)	-	(7,797,118)	-
	(34,251,669)	(15,461,781)	(39,432,569)	(20,624,181)

Gross profit	9,055,601	6,164,795	13,032,735	8,171,231

Operating expenses:
Selling expenses	(429,879)	(261,632)	(570,821)	(537,282)
General and administrative expenses	(1,248,683)	(254,934)	(1,795,056)	(570,938)
Research and development cost	(69,543)	(9,223)	(128,853)	(18,304)
Total operating expenses	(1,748,105)	(525,789)	(2,494,730)	(1,126,524)

Income from operations	7,307,496	5,639,006	10,538,005	7,044,707

Other income (expenses), net
Interest income	33,733	35,826	59,747	47,102
Interest and bank charges	(114,702)	(165,116)	(260,333)	(297,546)
Exchange gains (losses), net	(57,170)	(188,971)	(126,938)	(280,858)
Investment income	6,748	-	6,748	-
Value added tax refund	1,428	-	370,611	122,638
Other	289,535	580	292,342	19,075
Total other income (expenses), net	159,572	(317,681)	342,177	(389,589)

Income before income tax	7,467,068	5,321,325	10,880,182	6,655,118
Income tax expense	(84,646)	-	(84,646)	(817)

NET INCOME	7,382,422	5,321,325	10,795,536	6,654,301
Income attributable to noncontrolling interests	(124,430)	-	(124,430)	-

Net income attributable to LianDi Clean shareholders	7,257,992	5,321,325	10,671,106	6,654,301
Preferred stock deemed dividend	(809,331)	-	(1,951,844)	-
Preferred stock dividend	(477,698)	-	(971,597)	-

Net income available to common shareholders	$5,970,963	$5,321,325	$7,747,665	$6,654,301

LIANDI CLEAN TECHNOLOGY INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Net income attributable to LianDi Clean shareholders	$7,257,992	$5,321,325	$10,671,106	$6,654,301

Other comprehensive income attributable to LianDi Clean shareholders:
Foreign currency translation adjustment	558,906	7,410	713,795	16,971

Comprehensive income attributable to LianDi Clean Shareholders	7,816,898	5,328,735	11,384,901	6,671,272

Comprehensive income attributable to non-controlling interests	184,912	-	184,912	-

TOTAL COMPREHENSIVE INCOME	$8,001,810	$5,328,735	$11,569,813	$6,671,272

Earnings per share attributable to LianDi Clean shareholders
Basic	$0.20	$0.19	$0.26	$0.24
Diluted	$0.20	$0.19	$0.26	$0.24

Weighted average number of shares outstanding
Basic	29,679,646	27,354,480	29,526,643	27,354,480
Diluted	36,618,829	27,354,480	30,016,764	27,354,480

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

	For the Six Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,795,536	$6,654,301
Adjustments for:
Depreciation of property and equipment	368,816	17,072
Amortization of intangible assets	321,325	292,004
Share-based compensation costs	12,051	-
Decrease (increase) in assets:	-
Accounts receivable	(709,176)	(1,862,813)
Notes receivable	(127,067)	-
Prepayment to suppliers	(9,269,517)	-
Inventories	301,866	(8,366)
Deferred costs, prepaid expenses and other current assets	(1,018,594)	10,892,219
Increase (decrease) in liabilities:
Accounts payable	(1,034,364)	4,404,203
Deferred revenue and accruals	1,220,755	(12,650,130)
Net cash provided by operating activities	861,631	7,738,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	-	39,513
Purchase of property, plant and equipment	(100,322)	(2,757)
Purchase of intangible assets	-	(14,055)
Acquisition of subsidy, net of cash and cash equivalents acquired	2,325,060	-
Payment of deposit for land use rights	(963,604)	-
Repayment from (advance to) other entities	(5,245,995)	16,087,017
Net cash (used in) provided by investing activities	(3,984,861)	16,109,718

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(5,291,511)	(3,797,180)
Repayment to non-controlling interests	(665,797)	-
Advance from (repayment to) shareholders	2,166,611	(9,365,298)
Payment of preferred stock dividend	(577,176)	-
Net cash used in financing activities	(4,367,873)	(13,162,478)

LIANDI CLEAN TECHNOLOGY INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

	For the Six Months Ended September 30,
	2010	2009

Effect of foreign currency translation on cash	708,159	(15,624)

Increase (decrease) in cash and cash equivalents	(6,782,944)	10,670,106
Cash and cash equivalents, beginning of period	59,238,428	5,018,813

CASH AND CASH EQUIVALENTS, end of period	$52,455,484	$15,688,919

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interests	$190,597	$260,132

Non-cash activities
Common stock issued for conversion of preferred stock	$1,019,388	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

						Accumulated
	Common Stock		Additional			Other	Non-
	Number		Paid-in	Statutory	Retained	Comprehensive	Controlling
	Of Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

Balance, March 31, 2010	29,358,772	$29,359	$19,891,932	$1,138,733	$25,245,926	$65,161	$-	$46,371,111

Non-controlling equity interests in acquired subsidiary	-	-	-	-	-	-	5,447,482	5,447,482
							-
Net income for the period	-	-	-	-	10,671,106	-	124,430	10,795,536

Foreign currency translation adjustment	-	-	-	-	-	713,795	60,482	774,277

Share-based payments to independent directors	-	-	12,051	-	-	-	-	12,051

Preferred stock converted into common stock	513,795	514	1,018,874	-	-	-	-	1,019,388

Preferred stock dividend	-	-	-	-	(971,597)	-	-	(971,597)

Preferred stock deemed dividend	-	-	-	-	(1,951,844)	-	-	(1,951,844)

Balance, September 30, 2010	$29,872,567	$29,873	$20,922,857	$1,138,733	$32,993,591	$778,956	$5,632,394	$61,496,404

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 1            DESCRIPTION OF BUSINESS AND ORGANIZATION

Nature of operations

LianDi Clean Technology Inc. (formerly known as Remediation Services Inc.) (“LianDi Clean” or the “Company”) is a holding company and, through its subsidiaries, primarily engages in the distribution of clean technology for refineries (unheading units for the delayed coking process), the distribution of a wide range of petroleum and petrochemical valves and equipments, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies.

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

On March 17, 2010, Remediation caused to be formed a corporation under the laws of the State of Nevada called LianDi Clean Technology Inc. ("Merger Sub") and on the same day, acquired one hundred shares of Merger Sub's common stock for cash.  Accordingly, Merger Sub became a wholly-owned subsidiary of Remediation.

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

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 1            DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Details of LianDi Clean’s subsidiaries as of September 30, 2010 are as follows:

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

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”)	People’s Republic of China (“PRC”) January 28, 2005	51% (through Beijing JianXin)	Developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing

In July 2004, China LianDi was founded and owned as to 60% by Mr. Jianzhong Zuo (“Mr. Zuo,” the Chief Executive Officer and Chairman of the Company) and 40% by another third-party minority shareholder. On October 2, 2007, Mr. Zuo acquired from such minority shareholder the remaining 40% interest in China LianDi for US$1, and accordingly became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Islands and wholly owned by SJI Inc., a company incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc. in Japan) acquired a 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) the commitment to investing HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of an unlimited shareholder’s loan bearing interest at a rate not exceeding 5% per annum. As a result, China LianDi had been owned 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 1            DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

On January 8, 2010, Mr. Zuo transferred a 25%, 14% and 10% interest in China LianDi to China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy,” a company wholly owned by Mr. Zuo), Hua Shen Trading (International) Ltd. (“Hua Shen BVI,” a company incorporated in the British Virgin Islands and wholly owned by SJ Asia Pacific Limited, and of which Mr. Zuo is a director and holds voting and dispositive power over the shares held by it) and Rapid Capital Holdings Ltd (“Rapid Capital”), respectively.  On February 10, 2010, SJ Asia Pacific Limited and LianDi Energy transferred 28.06% and 1.47% interest in China LianDi to Rapid Capital (26.53%) and TriPoint Capital Advisors, LLC (“TriPoint”) (3%), respectively.  On February 12, 2010, Rapid Capital transferred its 31.53% interest in China LianDi to LianDi Energy (15.53%), Hua Shen BVI (11%) and Dragon Excel Holdings Ltd (5%), respectively. As a result, immediately before the Share Exchange as defined below, China LianDi was owned 48% by SJ Asia Pacific Limited (including 25% through Hua Shen BVI) and 39% by Mr. Zuo through LianDi Energy. The remaining 13% was held as to 5% by Dragon Excel Holdings Limited (“Dragon Excel”), 5% by Rapid Capital and 3% by TriPoint.

Dragon Excel and Rapid Capital are held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of 5% interests in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of 3% interest of China LianDi from the principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services related to facilitating the private placement.

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

Anhui Jucheng was founded on January 28, 2005.  On July 5, 2010, Beijing JianXin acquired a 51% equity interest in Auhui Jucheng (See Note 2).

Reverse Acquisition

On February 26, 2010, Remediation consummated the transactions contemplated by the Share Exchange Agreement (the “Exchange Agreement”), by and among (i) China LianDi and China LianDi’s shareholders, (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) the former principal stockholder of Remediation. Immediately prior to the Share Exchange, 4,690,000 shares of Remediation’s common stock then outstanding were cancelled and retired, so that immediately prior to the Share Exchange, Remediation had 28,571,430 shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to Remediation all of the China LianDi Shares in exchange for the issuance of 27,354,480 shares of Remediation’s common stock, par value $0.001 per share (such transaction, the “Share Exchange”), representing approximately 96% of Remediation’s shares of common stock then issued and outstanding. The Share Exchange resulted in a change in control of Remediation.

China LianDi also paid $275,000 to Remediation’s former principal shareholder, owner of the cancelled shares, as a result of the Share Exchange having been consummated.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 1            DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

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

NOTE 2            ACQUISITION

Anhui Jucheng was founded on January 28, 2005 and was wholly owned by a third party individual. On July 5, 2010, Beijing JianXin, a wholly-owned subsidiary of the Company, injected capital of RMB 40.8 million (approximately $6,023,652) into Anhui Jucheng in the form of cash and as a result, the Company indirectly became an owner of a 51% equity interest in Anhui Jucheng.

Anhui Jucheng is engaged in the business of developing, manufacturing and selling organic and inorganic chemical products and high polymer fine chemical products, and providing chemical professional services. The acquisition of Anhui Jucheng will enable the Company to improve its product structure and diversify its channels of business opportunities in the future.

Net assets of Anhui Jucheng as of July 5, 2010:	Book value	Fair value

Prepaid land use right	$102,831	$1,850,864
Inventories	2,632,798	2,590,922
Property, plant and equipment, net (including buildings)	10,255,673	11,282,723
Cash and cash equivalents	2,325,060	2,325,060
Other current assets	7,036,246	7,038,678
Deferred tax liability	-	(693,771)
Amount due to shareholder	(6,074,352)	(6,074,352)
Other current liabilities	(12,011,494)	(13,226,465)

Net assets	$4,266,762	$5,093,659
Cash injection by Beijing JianXin		6,023,652
		11,117,311
Non-controlling interest’s share of net assets		(5,447,482)

Net assets acquired		$5,669,829
Total purchase consideration		6,023,652

Goodwill		$353,823

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3            SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The (a) condensed consolidated balance sheet as of March 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended March 31, 2010.

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

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3            SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The delivered equipment has no standalone value to the customer until it is installed, integrated and tested at the customer’s site by the Company in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, the Company has not sold the equipment separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by the customer.

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

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3            SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition -Continued

Software sale
The Company recognizes revenue from the delivery of data processing platform software when the software is delivered to and accepted by the customer, pursuant to ASC Topic 985, Software (formerly Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended), and in accordance with SAB 104. Costs of software revenue include amortization of software copyrights.

Service
The Company recognizes revenue from provision of services when the service has been performed, in accordance with SAB 104.

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the six months ended September 30, 2010 and 2009.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred.  During the six months ended September 30, 2010 and 2009, advertising and promotion costs were insignificant.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred.  Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $152,247 and $132,104 for the six months ended September 30, 2010 and 2009, respectively.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3            SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the six months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET INCOME ATTRUBUTABLE TO LIANDI CLEAN SHAREHOLDERS	$7,257,992	$5,321,325	$10,671,106	$6,654,301
Preferred stock deemed dividend	(809,331)	_	(1,951,844)	_
Preferred stock dividend	(477,698)	_	(971,597)	_
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS-BASIC	$5,970,963	$5,321,325	$7,747,665	$6,654,301
Preferred stock deemed dividend	809,331	_	-	_
Preferred stock dividend	477,698	_	-	_
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS - DILUTED	$7,257,992	$5,321,325	$7,747,665	$6,654,301

Weighted average number of shares:

Basic	29,679,646	27,354,480	29,526,643	27,354,480

Effect of dilutive convertible preferred stock	6,765,204	-	-	-
Effect of dilutive warrants	173,979	-	490,121	-

Diluted	36,618,829	27,354,480	30,016,764	27,354,480

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3            SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share-Continued

Earnings per share:
Basic	$0.20	$0.19	$0.26	$0.24
Diluted	$0.20	$0.19	$0.26	$0.24

The diluted earnings per share calculation for the six months ended September 30, 2010 did not include the warrants and options to purchase up to 2,165,199 and 34,000 shares of common stock, respectively, and the effect of convertible preferred stock, because their effect was anti-dilutive. No convertible securities or potential common shares existed as of September 30, 2009.

The diluted earnings per share calculation for the three months ended September 30, 2010 did not include the warrants and options to purchase up to 4,330,398 and 34,000 shares of common stock, respectively, because their effect was anti-dilutive. No convertible securities or potential common shares existed as of September 30, 2009.

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

Historically, the sales and purchase contracts of Beijing JianXin and Anhui Jucheng have predominantly been denominated and settled in Renminbi (the lawful currency of Mainland China). Accordingly, it has been determined that the functional currency of Beijing JianXin and Anhui Jucheng is Renminbi.

Historically, the Company’s sales and purchase contracts have substantially been entered into by its Hong Kong subsidiaries and denominated and settled in the U.S. dollar.

On its own, the Company raises finances in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, and expects to receive a dividend if and when declared by its subsidiaries (including Beijing JianXin which is a wholly foreign-owned enterprise with a registered capital denominated in the U.S. dollar) in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the sales price, expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency -Continued

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

The Company’s PRC subsidiaries maintain their books and records in Renminbi (“RMB”), the lawful currency in the PRC, which may not be freely convertible into foreign currencies. The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2010	March 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.7011	US$1=RMB6.8263

	Three months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.7725	US$1=RMB 6.8310

	Six months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.7974	US$1=RMB 6.8305

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

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value measurements

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

Level 1	-Quoted prices in active markets for identical assets or liabilities.

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

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements-Continued

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of September 30, 2010 (Unaudited)
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount

Short-term investment:
Marketable equity securities	$11,592	$-	$-	$11,592
Total	$11,592	$-	$-	$11,592

	As of March 31, 2010
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount
Short-term investment:
Marketable equity securities	$11,592	$-	$-	$11,592
Total	$11,592	$-	$-	$11,592

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2010 and March 31, 2010.

Recent accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 4	RESTRICTED CASH

Restricted cash as of September 30, 2010 and March 31, 2010 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 17.

NOTE 5	ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable at September 30, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	September 30	March 31
	2010	2010

Accounts receivable	$5,440,303	$2,295,231
Less: Allowance for doubtful debts	-	-
	$5,440,303	$2,295,231

As of September 30, 2010 and March 31, 2010, the balance of accounts receivable included $27,413 and $1,297,457, respectively, of billed but not paid by customers under retainage provision in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized during the six months ended September 30, 2010 and 2009.

NOTE 6	INVENTORIES

The Company’s inventories at September 30, 2010 (Unaudited) and March 31, 2010 consisted of the following:

	September 30	March 31
	2010	2010

Raw materials	$1,294,328	$-
Work in process	105,953	-
Finished goods, consisting of parts	1,022,200	61,046
Consumables	3,247	-
Less: Allowance for stock obsolescence	(73,128)	(30,943)
	$2,352,600	$30,103

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 7	PREPAID EXPENSES AND DEPOSITS

The Company’s prepaid expenses and deposits at September 30, 2010 (Unaudited) and March 31, 2010 consisted of the following:

	September 30	March 31
	2010	2010

Prepaid operating expenses	$127,354	$145,544
Tender deposits	962,266	205,908
Rental deposits	81,276	70,947
Prepayments to suppliers	14,261,507	-
Advances to staff for normal business purposes	291,891	234,858
Total	$15,724,294	$657,257

Prepayments to suppliers as of September 30, 2010 represented deposits or advance payments for the purchases of equipment for sales to customers and purchases of raw materials for the production and sales of chemical products.

Tender deposits as of September 30, 2010 represented deposit payments made to bid for contracts.

NOTE 8	OTHER RECEIVABLES

The Company’s other receivables at September 30, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	September 30	March 31
	2010	2010

Other receivables from unrelated entities	$3,809,285	$3,416,284
Less: Allowance for doubtful debts	-	-
	$3,809,285	$3,416,284

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 9	PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at September 30, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	September 30	March 31
	2010	2010

Marketable equity securities	$11,592	$11,592

As of September 30, 2010 and March 31, 2010, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 17).  Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

NOTE 10	PREPAID LAND USE RIGHTS AND DEPOSIT FOR LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term rights to utilize the land underlying its building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of September 30, 2010, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The expense amortized on prepaid land use right for the six months ended September 30, 2010 and 2009 were $14,302 and Nil, respectively.  The estimated amortization expense of the prepaid land use rights over each of the next five years and thereafter will be $46,868 per annum. Land use rights with net book value of $1,859,090 as of September 30, 2010, have been pledged as collateral against the short-term bank loans (see Note 14).

As of September 30, 2010, the deposit for land use rights of $1,186,522 represented the payment made by Anhui Jucheng to a local authority to acquire 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of September 30, 2010, no land use right transfer agreement has been signed and the relevant formalities were not completed, and therefore Anhui Jucheng had not yet obtained the legal title to the land use rights.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 11	PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	September 30	March 31
	2010	2010

Office equipment	$667,736	$85,607
Leasehold improvements	186,016	127,970
Buildings	5,948,898	-
Plant and machinery	7,338,261	-

Total cost	14,140,911	213,577
Less: Accumulated depreciation	(2,815,521)	(61,917)

Net	$11,325,390	$151,660

Depreciation expenses in the aggregate for the six months ended September 30, 2010 and 2009 were $368,816 and $17,072, respectively.

Buildings and plant and machinery were acquired as a result of acquisition of Anhui Jucheng (Note 2).

Buildings with net book value of $3,687,140 as of September 30, 2010 have been pledged as collateral against the short-term bank loans (see Note 14).

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 12	INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	September 30	March 31
	2010	2010

Computer software and program	$36,238	$19,923
Software copyright	6,088,553	5,976,915
Less: Accumulated amortization	(1,130,554)	(804,100)

Net	$4,994,237	$5,192,738

In December 2008, the Company’s subsidiary, Beijing JianXin, purchased a software copyright on data processing platform software for application in petrochemical production pursuant to an agreement dated October 1, 2008 from a company unaffiliated to the Company at the time of the agreement. The agreement provides that the purchase price shall be based on the valuation of RMB40,800,000 (or $5,941,459). The agreement stipulates that the seller shall provide assistance for the registration of the software copyright in the name of Beijing JianXin. The agreement also provides that the seller shall dismiss all human resources for the business activities related to the software from the date Beijing JianXin is granted the software copyright and at the same time, provide assistance for Beijing JianXin to re-employ the necessary staff from the seller to ensure a smooth transitioning of the activities related to the software. The agreement provides for Beijing JianXin to pay the purchase price within 1 year from the date it obtains the software copyright, but no later than March 31, 2010. The purchase price for the software copyright was fully paid before March 31, 2010.

This software copyright has been registered with the National Copyright Administration of the People’s Republic of China in the name of Beijing JianXin and is protected under the relevant copyright law of the PRC for 50 years from November 11, 2008, the date of first publication of the software. This software copyright is amortized over its estimated useful life of ten years using the straight-line method. Amortization expenses for the six months ended September 30, 2010 and 2009 were $307,023 and $292,004, respectively. The estimated amortization expense of software copyright over each of the next five years and thereafter will be $608,855 per annum.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 13	GOODWILL

The Company’s goodwill at September 30, 2010 (unaudited) and March 31, 2010 are summarized as follows:

Amount
Balance as of April 1, 2010	$-
Arising from acquisition of Anhui Jucheng on July 5, 2010 (Note 2)	353,823
Exchange realignment	3,812
Balance as of September 30, 2010	$357,635

Goodwill of $353,823 arose from the Company’s acquisition of Anhui Jucheng on July 5, 2010. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, we identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805 ,”Business Combinations.”

NOTE 14	SHORT TERM BANK LOANS

The Company’s Short-term bank loans at September 30, 2010 (unaudited) and March 31, 2010 consisted of the following:

	September 30	March 31
	2010	2010

Bank loan granted by HuiShang Bank Huaibei Suixi Branch, with interest rate of 5.84% p.a., guaranteed by a third party, Bangbu Tongli Automobile Co., Limited, and maturing on March 17, 2011.	$1,939,980	$-
Bank loan granted by Industrial and Commercial Bank of China Huaibei Xiangnan Branch with an interest rate of 5.84% p.a., secured by buildings of $3,687,140 and land use rights of $1,859,090, respectively, and maturing on January 20, 2011.	596,917	-

Total	$2,536,897	$-

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 15	OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at September 30, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	September 30	March 31
	2010	2010

Business tax and value added tax payable	$2,411,022	$2,003,706
Accrued operating expenses	1,003,788	1,376,358
Advance from customers	5,198,413	-
Salary payables	72,320	61,047
Other payables	179,657	55,501

Total	$8,865,200	$3,496,612

NOTE 16	DUE TO SHAREHOLDERS AND DUE TO NON-CONTROLLING INTERESTS

The Company’s due to shareholders and due to non-controlling interests at September 30, 2010 (unaudited) and March 31, 2010 are summarized as follows:

Due to shareholders	September 30	March 31
	2010	2010

Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see Note 1)	$3,068,631	$936,565
Due to SJ Asia Pacific Limited (shareholder of the Company, see Note 1)	7,568,037	7,524,596

Total	$10,636,668	$8,461,161

The amount due to Mr. Zuo is unsecured, bears interest at 3% per annum and is payable on demand. The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 16	DUE TO SHAREHOLDERS AND DUE TO NON-CONTROLLING INTERESTS-CONTINUED

Amount due to non-controlling interests	September 30	March 31
	2010	2010

Due to Mr. Fang (Auhui Jucheng non-controlling shareholder , see also Note 2)	$5,136,607	$-

Total	$5,136,607	$-

Amount due to non-controlling interests as of September 30, 2010 is unsecured, interest free and payable on demand.

NOTE 17	CREDIT FACILITIES

As of September 30, 2010, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$112.3 million (equivalent to approximately $14.4 million). Collaterals for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 4 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$95 million (or approximately $12.2 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $644 thousand).

As of September 30, 2010, there were outstanding import shipping guarantees of $3,037,555 issued by the banks on behalf of the Company under the General Facilities. There was no other borrowing under the General Facilities as of September 30, 2010.

On August 6, 2009, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6 million from China LianDi. As of September 30, 2010, there was no borrowing under the Government Sponsored Facility.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS

(a)    Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. The Company had 1,216,950 common shares outstanding prior to the Share Exchange with China LianDi, and, as described in Note 1, and issued 27,354,480 common shares to the shareholders of China LianDi in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of China LianDi are assumed to have been outstanding on April 1, 2008 and the 1,216,950 shares held by the existing shareholders of the Company prior to the Share Exchange on February 26, 2010 are assumed to have been issued on that date in exchange for the net assets of the Company.

On February 26, 2010, the Company sold 787,342 shares of common stock to certain accredited investors.

On June 25, 2010, 200,000 shares of preferred stock were converted into 200,000 shares of common stock at a conversion price of $3.50 per share.

For the period from July 1, 2010 to September 30, 2010, 313,795 shares of preferred stock were converted into 313,795 shares of common stock at a conversion price of $3.50 per share.

At September 30, 2010, 29,872,567 shares of common stock were issued and outstanding.

(b)   Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock, $0.001 par value, of which one series of preferred stock has been designated as Series A Preferred Stock, or the preferred shares, of which the Company issued 7,086,078 shares to certain accredited investors in a private placement on February 26, 2010. Each preferred share is convertible into one share of common stock, at a conversion price of $3.50 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert at the earlier to occur of the following: (i) twenty-four (24) months following February 26, 2010, and (ii) such time that the volume weighted average price of the common stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock equal to at least 50,000 shares per day. The designation, rights, preferences and other terms and provisions of the preferred shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on March 4, 2010. The preferred shares are entitled to a cumulative dividend at an annual rate of 8%, payable quarterly, at the Company’s option, in cash or in additional shares of Series A Preferred Stock.  The Series A Preferred Stock has class voting rights such that the Company, prior to taking certain corporate actions (including certain issuances or redemptions of its securities or changes in its organizational documents), is required to obtain the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock then issued and outstanding. The Series A Preferred Stock has no other voting rights with the Common Stock or other equity securities of the Company. The Preferred Shares have a liquidation preference of $3.50 per share, plus any accrued but unpaid dividends. If the Company cannot issue shares of common stock registered for resale under the registration statement for any reasons, holders of the Series A Preferred Stock, solely at the holder’s option, can require the Company to redeem from such holder those Series A Preferred Stock for which the Company is unable to issue registered shares of common stock at a price equal the Series A liquidation preference amount, provided that the Company shall have the sole option to pay such redemption price in cash or restricted shares of common stock.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(b)   Preferred Stock (continued)

At September 30, 2010, 6,572,283 preferred shares were outstanding with an aggregate liquidation preference of $23,582,232.

The Company has evaluated the terms of the Series A Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for the Company to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Because the event that may trigger redemption of the Series A Preferred Stock, the delivery of registered shares, is not solely within the Company’s control, the Series A Preferred Stock has been classified as mezzanine equity (out of permanent equity) in accordance with the requirement of ASC 480-10-S99.

The Series A Preferred Stock holder may request for redemption of the preferred stock in the event that the Company cannot issue shares of common stock registered for resale under the registration statement. However, according to the registration rights agreement between the Company and the investors (who are also the preferred stock holders), the Company is contractually permitted to prepare, file and cause the registration statement to be declared effective within 180 calendar days after the closing date of the private placement on February 26, 2010. The registration statement was declared effective on August 20, 2010 and remained effective as of September 30, 2010. Therefore, the Company has determined that the Series A Preferred Stock is not currently redeemable. ..  Accordingly, as of September 30, 2010, the Company has not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognized any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

In conjunction with the private placement on February 26, 2010, the Company entered into a make good escrow agreement with the investors pursuant to which LianDi Energy delivered into an escrow account 1,722,311 shares of common stock to be used as a share escrow for the achievement of a fiscal year 2011 net income performance threshold of $20.5 million. The Company has evaluated the terms of this escrow arrangement based on the guidance provided in ASC 718-10S99 and concluded that because the escrow shares would be released to the Company’s principal stockholder or distributed to the investors without regard to the continued employment of any of the Company’s directors or officers, the escrow arrangement is in substance an inducement to facilitate the private placement, rather than compensatory.

Accordingly, the Company has accounted for the escrow share arrangement according to its nature and reflected it as a reduction of the proceeds allocated to the newly issued securities in the private placement, based on its at fair value of $4,925,810 as of February 26, 2010.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(b)   Preferred Stock (continued)

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the six and three months ended September 30, 2010 was $1,951,844 and $809,331, respectively.

(c)   Warrants

On February 26, 2010, the Company issued Series A Warrants to purchase up to 1,968,363 shares of common stock at an exercise price of $4.50 and Series B Warrants to purchase up to 1,968,363 shares of common stock at an exercise price of $5.75, for cash.  These warrants are exercisable at any time for three years from February 26, 2010.

Also on February 26, 2010, the Company issued (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which were issued to the placement agent in connection with the private placement and expire in three years on February 26, 2013.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(c)    Warrants (Continued)

Warrants issued and outstanding at September 30, 2010 (Unaudited) and changes during the six months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, April 1, 2010	5,117,740	$4.88	2.91	5,117,740	$4.88	2.91
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-

Balance, September 30, 2010	5,117,740	$4.88	2.41	5,117,740	$4.88	2.41

The Company has evaluated the terms of the warrants issued in the private placement with reference to the guidance provided in ASC 815-40-15.  The Company has concluded that these warrants are indexed to the Company’s own stock, because the warrants have no contingent exercise provision and fixed strike prices which are only subject to adjustments in the event of stock splits, combinations, dividends, mergers or other customary corporate events.  Therefore, these warrants have been classified as equity.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 19	SHARE-BASED COMPENSATION

Options granted to Independent Directors

On August 10, 2010, the Company granted options to three of its independent directors, Mr. Joel Paritz, Mr. Hongjie Chen and Mr. Xiaojun Li, to purchase 24,000, 5,000 and 5,000 shares of the Company’s common stock, respectively, at a strike price of $5.99 per share, in consideration for their services to the Company. These options shall become vested and exercisable pursuant to the following vesting schedule:

Date	Percentage Vested
August 17, 2010	25%
November 17, 2010	50%
February 17, 2011	75%
May 17, 2011	100%

These options will expire August 10, 2015.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized compensation expense of $ 12,051 for the six months ended September 30, 2010.

Options issued and outstanding at September 30, 2010 (Unaudited) and their movements during the six months then ended are as follows:
	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2010	-	$-	$-	-
Granted	34,000	5.99	-	5
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2010	34,000	$5.99	$-	4.86
Exercisable at September 30, 2010	8,500	$5.99	$-	4.86

(1)
The intrinsic value of the stock option at September 30, 2010 is the amount by which the market value of the Company’s common stock of $3.50 as of September 30, 2010 exceeds the exercise price of the option.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 20	STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Anhui Jucheng, as PRC companies, are required on an annual basis to make appropriations of retained earnings set at certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”) to statutory reserves.

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of Beijing JianXin’s registered capital, whereas enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves during the year ended March 31, 2010 and thereafter because the statutory reserves of $1,138,733 at March 31, 2009 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the quarter ended September 30, 2010.

There was no transfer from retained earnings of Anhui Jucheng to statutory common reserves for the three months ended September 30, 2010.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

NOTE 21	OTHER INCOME – VALUE ADDED TAX REFUND

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

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 22	INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

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

In March 2007, the PRC government enacted the PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulation, Implementing Regulations for the PRC Enterprise Income Tax Law. The law and regulations became effective from January 1, 2008. The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

Beijing JianXin and Anhui Jucheng, being established in the PRC, are generally subject to PRC enterprise income tax (“EIT”). Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software copyright and is entitled to tax preferential treatment – a tax holiday for two-year EIT exemption for the calendar years ended December 31, 2009 and 2010, and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.  Anhui Jucheng is subject to an EIT rate of 25% for the year ending December 31, 2010 under the New EIT Law.

No provision for other overseas taxes is made as neither LianDi Clean or China LianDi has any taxable income in the U.S or the British Virgin Islands.

The Company’s income tax expense consisted of:
	For the three months		For the six months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current – PRC	$(94,116)	$-	$(94,116)	$(817)
Deferred	9,470	-	9,470	-

	$(84,646)	$-	$(84,646)	$(817)

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 22	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Pre-tax income	$7,467,068	$5,321,325	$10,880,182	$6,655,118
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	2,613,474	1,862,463	3,808,064	2,329,291
Rate differential for PRC earnings	(722,576)	(318,312)	(1,082,565)	(517,476)
Impact of tax holiday of Beijing JianXin	(1,887,322)	(1,753,944)	(2,772,308)	(1,871,194)
Non-deductible expenses and non-taxable income	81,070	209,793	131,455	60,196

Income tax expense	$84,646	$-	$84,646	$817

 The company’s deferred income tax assets at September 30, 2010 (unaudited) and March 31, 2010 were as follows:

	September 30	March 31
	2010	2010

Tax effect of net operating losses carried forward	$266,570	$96,250
Less: Valuation allowance	(266,570)	(96,250)
Net deferred tax assets	$ −	$ −

The net operating losses carried forward were approximately $762,000 and $457,000 at September 30, 2010 and March 31, 2010, respectively, which will expire in years through 2030. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 22	INCOME TAXES (CONTINUED)

The Company’s deferred income tax liabilities at September 30, 2010 (unaudited) and March 31, 2010 were as follows:

	September 30	March 31
	2010	2010

Tax effect of acquisition revaluation	$693,771	$-
Reversal during the period	(9,470)	-
Exchange realignment	7,475	-
Net deferred tax liabilities	$691,776	$ −

Deferred tax liabilities arose on the revaluation of Anhui Jucheng’s properties, plant and equipment and land use right upon the acquisition of Anhui Jucheng on July 5, 2010.  Reversal during the nine months ended September 30, 2010 was due to the depreciation and amortization of these revalued properties, plant and equipment and the land use right.

As of September 30, 2010 and March 31, 2010, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

As of September 30, 2010 and March 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six month periods ended September 30, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of September 30, 2010 and March 31, 2010.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 23           CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of September 30, 2010 and March 31, 2010, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•
As of September 30, 2010, two customers individually accounted for 69% and 13% of the accounts receivables of the Company, respectively.  As of March 31, 2010, two customers individually accounted for 50% and 45% of the accounts receivables of the Company, respectively.  Except the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2010 or March 31, 2010.

•
During the six months ended September 30, 2010, three customers individually accounted for 30%, 28%, and 10% of the Company’s net revenue, respectively.  During the six months ended September 30, 2009, three customers individually accounted for 65%, 18% and 13% of the Company’s net revenue, respectively.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the six months ended September 30, 2010 or 2009.

Risk arising from operations in foreign countries

The majority of the Company’s operations are conducted within the PRC. The Company’s operations in the PRC are subject to various political, economic, and other risks and uncertainties inherent in the PRC. Among other risks, the Company’s operations in the PRC are subject to the risks of restrictions on transfer of funds, export duties, quotas, and embargoes, domestic and international customs and tariffs, changing taxation policies, foreign exchange restrictions and political conditions and governmental regulations.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 24           COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments

In the normal course of business, the Company entered into operating lease agreements for the rental of offices. The Company was obligated under operating leases requiring minimum rentals as of September 30, 2010 (Unaudited) as follows:

Amount
Remainder of fiscal year ending March 31, 2011	$126,065
Fiscal year ending March 31, 2012	223,547
Fiscal year ending March 31, 2013	223,547
Fiscal year ending March 31, 2014	14,158
Thereafter	-

Total minimum lease payments	$587,317

During the six months ended September 30, 2010 and 2009, rental expenses under operating leases amounted to $246,149 and $178,267, respectively.

NOTE 25           SEGMENT DATA

The Company follows FASB ASC Topic 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance. Before the acquisition of Anhui Jucheng in July 2010, the Company operated in one reportable business segment - the delivering of petroleum and petrochemical equipment and provision of related technical services using the Company’s proprietary technology and know-how, as well as selling of data processing software for petrochemical, petroleum and other energy companies. Upon the acquisition of Anhui Jucheng, the Company operated in one more reportable business segment – the developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing.

LIANDI CLEAN TECHNOLOGY INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 25           SEGMENT DATA (CONTINUED) (Unaudited)

	For the three months ended September 30, 2010		For the six months ended September 30, 2010
	2010	2009	2010	2009

Revenues:
Sale of petroleum and petrochemical equipment and related services	$34,816,760	$21,626,576	$43,974,794	$28,795,412
Sale of chemical products	8,490,510	-	8,490,510	-
Total	$43,307,270	$21,626,576	$52,465,304	$28,795,412

Depreciation:
Sale of petroleum and petrochemical equipment and related services	$10,155	$8,574	$25,934	$17,072
Sale of chemical products	342,882	-	342,882	-
Total	$353,037	$8,574	$368,816	$17,072

Intangible assets amortization
Sale of petroleum and petrochemical equipment and related services	$155,047	$145,253	$307,023	$292,004
Sale of chemical products	14,302	-	14,302	-
Total	$169,349	$145,253	$321,325	$292,004

Interest expense:
Sale of petroleum and petrochemical equipment and related services	$61,714	$145,286	$142,041	$260,132
Sale of chemical products	48,556	-	48,556	-
Total	$110,270	$145,286	$190,597	$260,132

Net income (loss):
Sale of petroleum and petrochemical equipment and related services	$7,338,648	$5,321,325	$10,932,763	$6,654,301
Sale of chemical products	253,939	-	253,939	-
Other (a)	(210,165)		(391,166)
	$7,382,422	$5,321,325	$10,795,536	$6,654,301

	As of September 30,		As of September 30,
	2010	2009	2010	2009

Identifiable long-lived tangible assets:
Sale of petroleum and petrochemical equipment and related services	182,978	131,367	182,978	131,367
Sale of chemical products	11,142,412	-	11,142,412	-
	11,325,390	131,367	11,325,390	131,367

 (a)     The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. We conducted minimal operations during periods up through the date of the Share Exchange. However, we have included elsewhere in this report the historical consolidated financial statements of China LianDi, our recently acquired subsidiary. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements.

Company Structure and Reorganization

Our company was incorporated in the State of Texas on June 25, 1999 under the name Slopestyle Corporation. On December 12, 2007, we changed our name from Slopestyle Corporation to Remediation Services, Inc. (“Remediation”) and re-domiciled from Texas to Nevada. On February 26, 2010, we completed a reverse acquisition of China LianDi Clean Technology Engineering Ltd. (“China LianDi”), which is further described below. The reverse acquisition of China LianDi resulted in a change-in-control of our company.

On February 26, 2010, we consummated the transactions contemplated by the Share Exchange Agreement (the “Exchange Agreement”), by and among (i) China LianDi and China LianDi’s shareholders, (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) the former principal stockholder of our company.  Immediately prior to the Share Exchange, 4,690,000 shares of our common stock then outstanding were cancelled and retired, so that immediately prior to the Share Exchange, we had 28,571,430 shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to us all of the China LianDi Shares in exchange for the issuance of 27,354,480 shares of our common stock, par value $0.001 per share (such transaction, the “Share Exchange”), representing approximately 96% of our shares of common stock then issued and outstanding. China LianDi also paid $275,000 to our former principal shareholder, owner of the cancelled shares, as a result of the Share Exchange having been consummated.

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

On March 17, 2010, we caused to be formed a corporation under the laws of the State of Nevada called LianDi Clean Technology Inc. (“Merger Sub”) and on the same day, acquired one hundred shares of Merger Sub’s common stock for cash. Accordingly, Merger Sub became a wholly-owned subsidiary of us.

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

Details of our company’s subsidiaries as of September 30, 2010 were as follows:

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

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”)	People’s Republic of China (“PRC”) January 28, 2005	51% (through Beijing JianXin)	Developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing

In July 2004, China LianDi was founded and owned as to 60% by Mr. Jianzhong Zuo, the Chief Executive Officer and Chairman of our company, and 40% by another third-party minority shareholder. On October 2, 2007, Mr. Zuo acquired from such minority shareholder the remaining 40% interest in China LianDi for US$1, and accordingly became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Islands and wholly owned by SJI Inc., a company incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc. in Japan) acquired a 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) the commitment to invest HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of an unlimited shareholder’s loan bearing interest at a rate not exceeding 5% per annum. As a result, at such times China LianDi was owned 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

On January 8, 2010, Mr. Zuo transferred a 25%, 14% and 10% interest in China LianDi to China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy,” a company wholly owned by Mr. Zuo), Hua Shen Trading (International) Ltd. (“Hua Shen BVI,” a company incorporated in the British Virgin Islands and wholly owned by SJ Asia Pacific Limited and of which Mr. Zuo is a director and holds voting and dispositive power over the shares held by it) and Rapid Capital Holdings Ltd. (“Rapid Capital”), respectively. On February 10, 2010, SJ Asia Pacific Limited and LianDi Energy transferred 28.06% and 1.47% of their respective interests in China LianDi to Rapid Capital (26.53%) and TriPoint Capital Advisors, LLC (“TriPoint”) (3%), respectively. On February 12, 2010, Rapid Capital transferred its 31.53% interest in China LianDi to LianDi Energy (15.53%), Hua Shen BVI (11%) and Dragon Excel Holdings Ltd (5%). As a result, immediately before the Share Exchange as defined below, China LianDi was owned 48% by SJ Asia Pacific Limited (including 25% through Hua Shen BVI) and 39% by Mr. Zuo through LianDi Energy. The remaining 13% was held 5% by Dragon Excel Holdings Limited (“Dragon Excel”), 5% by Rapid Capital and 3% by TriPoint.

Dragon Excel and Rapid Capital are held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of 5% interests in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of 3% interest of China LianDi from our principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services related to facilitating the private placement.

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

Private Placement

On February 26, 2010 and immediately following the Share Exchange, we completed a private placement transaction pursuant to a securities purchase agreement with certain investors (collectively, the “Investors”) and sold 787,342 units at a purchase price of $35 per unit, consisting of, in the aggregate, (a) 7,086,078 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of common stock, (b) 787,342 shares of common stock, (c) Series A Warrants to purchase up to 1,968,363 shares of common stock, at an exercise price of $4.50 per share for a three-year period, and (d) Series B Warrants to purchase up to 1,968,363 shares of common stock, at an exercise price of $5.75 per share for a three-year period. We also issued to the placement agent in the private placement (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which expire in three years on February 26, 2013. We received aggregate gross proceeds of approximately $27.56 million from the private placement.

Acquisition of Anhui Jucheng

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”) was founded on January 28, 2005 and was wholly owned by a third party individual. On July 5, 2010, Beijing JianXin, our wholly-owned subsidiary, injected capital of RMB 40.8 million (approximately US$6,023,652) into Anhui Jucheng in the form of cash and as a result, we indirectly became an owner of a 51% equity interest in Anhui Jucheng.

Anhui Jucheng is engaged in the business of developing, manufacturing and selling of organic and inorganic chemical products and high polymer fine chemical products, and providing of chemical professional services. The acquisition of Anhui Jucheng will enable us to improve our product structure and diversify our channels of business opportunities in the future.

Net assets of Anhui Jucheng as of July 5, 2010:	Book value	Fair value

Prepaid land use right	$102,831	$1,850,864
Inventories	2,632,798	2,590,922
Property, plant and equipment, net (including buildings)	10,255,673	11,282,723
Cash and cash equivalents	2,325,060	2,325,060
Other current assets	7,036,246	7,038,678
Deferred tax liability	-	(693,771)
Amount due to shareholder	(6,074,352)	(6,074,352)
Other current liabilities	(12,011,494)	(13,226,465)

Net assets	$4,266,762	$5,093,659
Cash injection by Beijing JianXin		6,023,652
		11,117,311
Non-controlling interest’s share of net assets		(5,447,482)

Net assets acquired		$5,669,829
Total purchase consideration		6,023,652

Goodwill		$353,823

Basis of preparation and consolidation and use of estimates

Our interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The condensed consolidated balance sheet as of March 31, 2010 was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed financial statements should be read in conjunction with our consolidated financial statements and accompanying footnotes for the year ended March 31, 2010.

Our condensed interim consolidated financial statements include the financial statements of our company and our subsidiaries. All significant inter-company transactions and balances between our company and our subsidiaries have been eliminated upon consolidation.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

Our delivered equipment has no standalone value to the customer until it is installed, integrated and tested at the customer’s site by us in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, we have not sold the equipment separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed off by the customer.

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

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the six months ended September 30, 2010 and 2009.

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

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong income tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the six months ended September 30, 2010 and 2009.

In March 2007, the PRC government enacted the PRC Enterprise Income Tax Law (“New EIT Law”), and promulgated related regulations, Implementing Regulations for the PRC Enterprise Income Tax Law. The law and regulations became effective January 1, 2008. The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

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

Anhui Jucheng, established in the PRC, is generally subject to PRC income tax. The applicable income tax rate of Anhui Jucheng is 25% for the year ending December 31, 2010.

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

Historically, the sales and purchase contracts of our Hong Kong subsidiaries, Hua Shen HK, PEL HK and Bright Flow have substantially been denominated and settled in the U.S. dollar. Therefore, Hua Shen HK, PEL HK and Bright Flow generate and expend their cash predominately in the U.S. dollar. Accordingly, it has been determined that the functional currency of Hua Shen HK, PEL HK and Bright Flow is the U.S. dollar.

Historically, the sales and purchase contracts of Beijing JianXin and Anhui Jucheng have predominantly been denominated and settled in Renminbi (the lawful currency of Mainland China). Accordingly, it has been determined that the functional currency of Beijing JianXin and Anhui Jucheng is Renminbi.

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

Our PRC subsidiaries maintain their books and records in Renminbi (“RMB”), the lawful currency in the PRC, which may not be freely convertible into foreign currencies. The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	As of September 30, 2010	As of March 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.7011	US$1=RMB6.8263

	For the six months ended September 30, 2010	For the six months ended September 30, 2009
Items in statements of income and cash flows	US$1=RMB6.7974	US$1=RMB6.8305

	For the three months ended September 30, 2010	For the three months ended September 30, 2009
Items in statements of income and cash flows	US$1=RMB6.7725	US$1=RMB6.8310

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

For the six months ended September 30, 2010, 513,795 shares of preferred stock in the aggregate were converted into the same number of shares of common stock at a conversion price of $3.50 per share.

At September 30, 2010, 29,872,567 shares of common stock were issued and outstanding.

(b)	Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock, $0.001 par value, of which one series of preferred stock has been designated as Series A Preferred Stock, or preferred shares, of which we issued 7,086,078 shares to certain accredited investors in a private placement on February 26, 2010. Each preferred share is convertible into one share of common stock, at a conversion price of $3.50 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert at the earlier to occur of the following: (i) twenty-four (24) months following February 26, 2010, and (ii) such time that the volume weighted average price of the common stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock equal to at least 50,000 shares per day. The designation, rights, preferences and other terms and provisions of the preferred shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on March 4, 2010. The preferred shares are entitled to a cumulative dividend at an annual rate of 8%, payable quarterly, at our option, in cash or in additional shares of Series A Preferred Stock. The Series A Preferred Stock has class voting rights such that we, prior to taking certain corporate actions (including certain issuances or redemptions of its securities or changes in its organizational documents), are required to obtain the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock then issued and outstanding. The Series A Preferred Stock has no other voting rights with our common stock or other equity securities. The preferred shares have a liquidation preference of $3.50 per share, plus any accrued but unpaid dividends. If we cannot issue shares of common stock registered for resale under the registration statement for any reasons, holders of the Series A Preferred Stock, solely at the holder’s option, can require us to redeem from such holder those Series A Preferred Stock for which we are unable to issue registered shares of common stock at a price equal to the Series A liquidation preference amount, provided that we shall have the sole option to pay such redemption price in cash or restricted shares of common stock.

At September 30, 2010, 6,572,283 preferred shares were outstanding, with an aggregate liquidation preference of $23,582,232.

We have evaluated the terms of the Series A Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for us to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Because the event that may trigger redemption of the Series A Preferred Stock, the delivery of registered shares, is not solely within our control, the Series A Preferred Stock has been classified as mezzanine equity (out of permanent equity) in accordance with the requirement of ASC 480-10-S99.

The Series A Preferred Stock holder may request redemption of the preferred stock in the event that our company cannot issue shares of common stock registered for resale under the registration statement The related registration statement was declared effective on August 20, 2010 and remained effective as of September 30, 2010. Therefore, we have determined that the Series A Preferred Stock is not currently redeemable. Accordingly, as of September 30, 2010, we have not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognize any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

If the preferred stock is currently redeemable, we will adjust the amount of the preferred stock to its maximum redemption amount at each balance sheet date, in accordance with the requirement of ASC 480-10-S99 (or paragraph 14 of ASU 2009-04). If it is probable that the preferred stock will become redeemable, we will accrete changes in the redemption value over the period from the date of issuance of the preferred stock to the earliest redemption date (the Effectiveness Date), using the interest method, in accordance with the guidance in ASC 480-10-S99 (or paragraph 15 of ASU 2009-04).

In conjunction with the private placement on February 26, 2010, we entered into a make good escrow agreement with the investors pursuant to which LianDi Energy delivered into an escrow account 1,722,311 shares of common stock to be used as a share escrow for the achievement of a fiscal year 2011 net income performance threshold of $20.5 million. We have evaluated the terms of this escrow arrangement based on the guidance provided in ASC 718-10S99 and concluded that because the escrow shares would be released to our principal stockholder or distributed to the investors without regard to the continued employment of any of our directors or officers, the escrow arrangement is in substance an inducement to facilitate the private placement, rather than compensatory.

Accordingly, we have accounted for the escrow share arrangement according to its nature and reflected it as a reduction of the proceeds allocated to the newly issued securities in the private placement, based on its fair value of $4,925,810 as of February 26, 2010.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method. Accretion of such preferred stock deemed dividend for the six and three months ended September 30, 2010 was $1,951,844 and $809,331, respectively.

(c)	Warrants

On February 26, 2010, we issued Series A Warrants to purchase up to 1,968,363 shares of common stock at an exercise price of $4.50 and Series B Warrants to purchase up to 1,968,363 shares of common stock at an exercise price of $5.75, for cash. These warrants are exercisable at any time until February 26, 2013.

Also on February 26, 2010, we had issued (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which were issued to the placement agent in connection with the private placement and expire in three years on February 26, 2013.

Warrants issued and outstanding at September 30, 2010 (Unaudited) and changes during the six months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, April 1, 2010	5,117,740	$4.88	2.91	5,117,740	$4.88	2.91
Granted / Vested	-
Forfeited	-
Exercised	-
Balance, September 30, 2010	5,117,740	$4.88	2.41	5,117,740	$4.88	2.41

We have evaluated the terms of the warrants issued in the private placement with reference to the guidance provided in ASC 815-40-15. We have concluded that these warrants are indexed to our own stock, because the warrants have no contingent exercise provision and fixed strike prices which are only subject to adjustments in the event of stock split, combinations, dividends, mergers or other customary corporate events. Therefore, these warrants have been classified as equity.

•	Options granted to independent directors

On August 10, 2010, we granted options to purchase 24,000, 5,000 and 5,000 shares of common stock to three of our independent directors, Mr. Joel Paritz, Mr. Hongjie Chen and Mr. Xiaojun Li, respectively, at a strike price of $5.99 per share, in consideration for the services they provided. These options will expire August 10, 2015 and shall become vested and exercisable pursuant to the following vesting schedule:

Date	Percentage Vested
August 17, 2010	25%
November 17, 2010	50%
February 17, 2011	75%
May 17, 2011	100%

In accordance with the guidance provided in ASC Topic 718, Stock Compensation , (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, we recognized compensation expense of $12,051 for the six and three months ended September 30, 2010.

Options issued and outstanding at September 30, 2010 (Unaudited) and their movements during the six months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at March 31, 2010	-	$-	$-	-
Granted	34,000	5.99	-	5
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2010	34,000	$5.99	$-	4.86

Exercisable at September 30, 2010	8,500	$5.99	$-	4.86

(1) The intrinsic value of the stock option at September 30, 2010 is the amount by which the market value of our common stock of $3.50 as of September 30, 2010 exceeds the exercise price of the option.

A.  Results of Operations for the Six and Three Months Ended September 30, 2010 and 2009 (Unaudited)

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US$.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

NET REVENUE
Sales and installation of equipment	$33,682,153	$18,584,322	$40,031,287	$25,028,997
Sales of software	-	3,042,254	2,805,799	3,743,042
Services	1,134,607	-	1,137,708	23,373
Sales of chemical products	8,490,510	-	8,490,510	-
	43,307,270	21,626,576	52,465,304	28,795,412

Cost of revenue
Cost of equipment sold	(26,303,920)	(15,312,464)	(31,335,336)	(20,325,521)
Amortization of intangibles	(150,631)	(149,317)	(300,115)	(298,660)
Cost of sales of chemical products	(7,797,118)	-	(7,797,118)	-
	(34,251,669)	(15,461,781)	(39,432,569)	(20,624,181)
Gross profit	9,055,601	6,164,795	13,032,735	8,171,231

Operating expenses:
Selling
General and administrative	(429,879)	(261,632)	(570,821)	(537,282)
Research and development	(1,248,683)	(254,934)	(1,795,056)	(570,938)
Total operating expenses	(69,543)	(9,223)	(128,853)	(18,304)
	(1,748,105)	(525,789)	(2,494,730)	(1,126,524)

Income from operations	7,307,496	5,639,006	10,538,005	7,044,707

Other income (expenses), net
Interest income	33,733	35,826	59,747	47,102
Interest and bank charges	(114,702)	(165,116)	(260,333)	(297,546)
Exchange gains (losses), net	(57,170)	(188,971)	(126,938)	(280,858)
Investment income	6,748	-	6,748	-
Value added tax refund	1,428	-	370,611	122,638
Other	289,535	580	292,342	19,075
Total other expenses, net	159,572	(317,681)	342,177	(389,589)

Income before income tax	7,467,068	5,321,325	10,880,182	6,655,118
Income tax expense	(84,646)	-	(84,646)	(817)
NET INCOME	7,382,422	5,321,325	10,795,536	6,654,301
Income attributable to noncontrolling interest	(124,430)	-	(124,430)	-
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN SHAREHOLDERS	7,257,992	5,321,325	10,671,106	6,654,301
Preferred stock deemed dividend	(809,331)	-	(1,951,844)	-
Preferred stock dividend	(477,698)	-	(971,597)	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	5,970,963	5,321,325	7,747,665	6,654,301

EARNINGS PER SHARE:
Basic	$0.20	0.19	$0.26	0.24
Diluted	$0.20	0.19	$0.26	0.24

Weighted average number of shares outstanding:
Basic	29,679,646	27,354,480	29,526,643	27,354,480
Diluted	36,618,829	27,354,480	30,016,764	27,354,480

Non-GAAP Measures

To supplement the unaudited condensed consolidated statement of income and comprehensive income presented in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of net income available to common stockholders and the basic and diluted earnings per share for the six and three months ended September 30, 2010, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the escrow share arrangement allocated to the Series A preferred stock, treated as a deemed dividend, and a deduction of net income available to common stockholders in conjunction to the Private Placement we consummated on February 26, 2010. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presented reconciliations of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the six and three months ended September 30, 2010 (Unaudited) (all amounts in US dollars):

	Three months ended September 30,		Six months ended September 30
	2010	2010	2010	2010
	(US $)	(US $)	(US $)	(US $)
	GAAP	NON GAAP	GAAP	NON GAAP

Net income attributable to LianDi Clean shareholders	7,257,992	7,257,992	10,671,106	10,671,106
Preferred stock deemed dividend	(809,331)	-	(1,951,844)	-
Preferred stock dividend	(477,698)	(477,698)	(971,597)	(971,597)
Net income attributable to common shareholders-Basic	5,970,963	6,780,294	7,747,665	9,699,509
Preferred stock deemed dividend	809,331	-	-	-
Preferred stock dividend	477,698	477,698	-	971,597
Net income attributable to common shareholders-Diluted	7,257,992	7,257,992	7,747,665	10,671,106

Earnings per share
Earnings per common share
Basic	$0.20	$0.23	$0.26	$0.33
Diluted	$0.20	$0.20	$0.26	$0.29

Weighted average number of common shares outstanding:
Basic	29,679,646	29,679,646	29,526,643	29,526,643
Diluted	36,618,829	36,618,829	30,016,764	36,934,971

(1)
For the six months ended September 30, 2010, the effect of the potential dilutive convertible preferred stock was not included, because the effect is anti-dilutive upon recognition of the deemed dividend in accordance with US GAAP.

(2)
For the six months ended September 30, 2010, the effect of the potential dilutive convertible preferred stock was included, because the effect is dilutive regardless of the recognition of the deemed dividend under NON-GAAP measures.

(3)
For the three months ended September 30, 2010, the effect of the potential dilutive convertible preferred stock was included under both GAAP and NON-GAAP measures, because the effect is dilutive with and without recognition of the deemed dividend.

Net Revenue:

Net revenue represents our gross revenue net of business tax, value added tax and related surcharges as well as discounts and returns. There were no material discounts and returns for the six and three months ended September 30, 2010 and 2009.

The following tables set forth the analysis of our net revenue:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
	US$ M	US$ M	US$ M	US$ M
Sales and installation of equipment	33.7	18.6	40.0	25.0
Sales of software	-	3.0	2.8	3.8
Technical services	1.1	-	1.2	0.02
Sales of chemical products	8.5	-	8.5	-
	43.3	21.6	52.5	28.8

We generated our revenue from delivery of equipment with the related technical engineering services (including but not limited to installation, integration and system testing), and sales of our optimization software and sales of chemical products. Generally, sales of equipment, the related technical services and the optimization software are included in one agreement as a total solution package. However, in some cases, customers sign agreements with us to purchase equipment, software products or consultancy services individually. Under the total solution agreements, we have neither objective nor reliable evidence for us to separate our total revenue amount into separate categories. Therefore, the revenue amount indicated as sales of software and technical consultancy services in the above tables was calculated based on the total revenue amount of individual agreements.

For the six months ended September 30, 2010, our total net revenue increased to US$52.5 million from US$28.8 million for the same period of 2009. For the three months ended September 30, 2010, our total revenue increased to US$43.3 million from US$21.6 million for the same period of 2009. Without regard to the US$8.5 million revenue generated by our newly acquired majority owned subsidiary Anhui Jucheng, discussed separately below, our total revenue increased to US$44.0 million and US$34.8 million for the six and three months ended September 30, 2010, respectively. This increase was mainly due to the increase of the distribution and service contracts we signed with our customers and the successful and timely implementation of our contracts. These achievements were mainly a result of our successful establishment of an experienced sales and implementation team.

For the six and three months ended September 30, 2010, we completed 26 and 19 projects related to sales and installation of equipment, respectively as compared to 19 and 3 projects for the same period of 2009. During the six months ended September 30, 2010, one of these completed projects had a contract value greater than $3 million, ten had a contract value greater than $2 million and six had contract values of more than $1 million. For the same period of 2009, one of these completed projects had a contract value of more than $13 million, one had a contract value greater than $4 million and two had a contract value greater than $1 million.

For the six and three months ended September 30, 2010 and 2009, we sold 32 sets and 43 sets of our data processing software, respectively, and achieved US$2.8 million and US$3.7 million of software revenue, respectively. For the three months ended September 30, 2010, we sold nil and 35 sets of our data processing software, respectively, and achieved US$ nil and US$3.0 million of software revenue, respectively.

For the three months ended September 30, 2010, we also achieved approximately US$1.1 million of technical services revenue related to the software pre-installation test services.

As of September 30, 2010 and 2009, we had 30 and 19 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$56 million and US$32 million, respectively. These achievements were mainly a result of our successful establishment of an experienced sales and implementation team. We have served the Chinese petroleum and petrochemical industries since 2004 through our four operating subsidiaries. We worked for approximately one year to establish relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and to become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed assets investments within these industries, we successfully increased the size and scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal year 2010. We believe, with the successful implementation of our contracts, and our continued efforts in developing the business and enhancing our client relationships, our revenue will continue to increase in fiscal year 2011.

The revenue amount we received from our customers on delivery and installation contracts prior to the completion of related technical services and the delivery of acceptance certificates was recorded as deferred revenue. As of September 30, 2010, approximately US$0.32 million was recorded as deferred revenue. Accordingly, the related equipment purchase costs that actually occurred for these uncompleted projects (for each reporting period) were recorded as deferred costs of revenue. As of September 30, 2010, we recorded approximately US$0.16 million deferred costs. We track and record the deferred revenue and deferred costs of revenue on a project basis. The deferred revenue and deferred cost will be recognized as revenue and cost of revenue with the completion of the related technical services and receipt of an acceptance certificate from our customers on a matching basis. The gross margin of each reporting period reflects the actual gross profitability of contracts completed in each reporting period.

Our newly acquired majority owned subsidiary, Anhui Jucheng, is primarily engaged in manufacturing and selling of the industrial chemical product, Polyacrylamide. Polyacrylaminde is mainly used in the following areas: (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) auxiliary for papermaking industry; and (4) flocculant for river water treatments.

For the three months ended September 30, 2010, Anhui Jucheng sold approximately 4,200 tons of Polyacrylamide products, and achieved approximately US$8.5 million of net revenue.

Cost of sales:

Cost of sales consist of the equipment purchase cost recognized in-line with the contract revenue, which is recognized in each reporting period, and the amortization amount of our software copyright.

Cost of sales of Anhui Jucheng represented the manufacturing cost of the chemical product, polyacrylamide, sold in each reporting period, which mainly consists of raw material cost (mainly consist of acrylonitrile, acrylic acid and acrylamide solution), salary cost of manufacturing department and other manufacturing overhead such as electricity, water, depreciation and other manufacturing supplies.

For the six months ended September 30, 2010, our total cost of sales increased to US$39.4 million from US$20.6 million for the same period of 2009. For the three months ended September 30, 2010, our total cost of sales increased to US$34.3 million from US$15.5 million for the same period of 2009.  Without regard to the cost of sales of US$7.8 million incurred by Anhui Jucheng, for the six and three months ended September 30, 2010, our total cost of sales increased to US$31.6 million and US$26.5 million, respectively.  This increase is in line with the increases in our total net revenue recognized in each reporting period.

Gross margin:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
	US$ M	US$ M	US$ M	US$ M
Equipment sales and installation, software sales and technical services
Net revenue	34.8	21.6	44.0	28.8
Cost of sales	26.5	15.5	31.6	20.6
Gross margin	8.3	6.1	12.4	8.2
Overall gross margin (%)	24%	28%	28%	28%

Without regard to the gross profit generated by our newly acquired majority owned subsidiary Anhui Jucheng, discussed separately below, for the six and three months ended September 30, 2010, our gross profit increased to US$12.4 million and US$8.3 million as compared to US$8.2 million and US$6.1 million for the same period of 2009.  The level of our overall gross margin was affected by the relative percentage of our separate software sales and technical services volume for each reporting period.  The cost of our software sales consisted of the amortization of our purchased software copyright during each reporting period, and other direct installation and testing costs related to the software sales were insignificant based on our historical experience, and we did not separate these software related expenses from our total expenses in the normal course of business. We normally do not incur any additional special costs when performing separate technical services, and we did not consider the allocation of a proportion of our expenses as the cost of technical services as necessary, because it was considered insignificant based on our experience.

Our overall gross margins were 28% for both the six months ended September 30, 2010 and 2009. This was mainly because (1) the total percentage of our separate software sales and technical consultancy services revenue (which had much higher margin compared with the equipment sales and installation revenue) compared to our total revenue (excluding the sales of Anhui Jucheng) of each reporting period maintained relatively stable, which was 9% and 13%, respectively; (2) during the six months ended September 30, 2010, we achieved approximately US$1.1 million in technical consultant services (2.5% of our total revenue, excluding the sales of Anhui Jucheng), which contributed a gross margin of 100% for this period. Therefore, although the percentage of our software sales (which we believe contributes a general gross margin of 85%-95%) decreased to 6.4% for the six months ended September 30, 2010 from 13% for the same period of 2009, our overall gross margin was not affected significantly; and (3) our overall gross margin for the equipment sales and installation revenue improved for the six months ended September 30, 2010 to 22% as compared to 19% for the same period of 2009, which also offset the negative effect of the decrease of the software sales percentage during the six months ended September 30, 2010.

For the three months ended September 30, 2010 and 2009, our overall gross margins were 24% and 28%, respectively. The decrease of the overall gross margin was mainly because we did not have any software revenue recognized for the three months ended September 30, 2010, while in the same period of 2009, 14% of the total revenue was contributed by the software sales revenue.  However, for the three months ended September 30, 2010, our overall gross margin for equipment sales and installation projects also improved to 22% as compared to 18% for the same period of 2009.

We believe that our overall gross margin is typically between 25%-35% on a fiscal year basis. Typically, our gross margin reflects the actual gross profitability of the contracts that we completed in each reporting period with all revenue and cost of revenue being recognized on a matching basis in the same reporting period. Generally, the factors that normally affect our gross margin in each reporting period include (1) the percentage of the software sales and separate technical consultancy services for each reporting period; and (2) whether we completed any larger revenue contracts that had lower gross margin as compared to other contracts in the reporting period. Normally, the relatively lower gross margin contracts were signed as a result of a more intense commercial competition for certain individual contracts. As of September 30, 2010, we do not have any material uncompleted contract signed with gross margin below our average gross margin. Therefore, we believe that these existing uncompleted contracts will not have an adverse impact on our future gross margin. We will continue to monitor and review our sales contracts to determine if there will be any adverse impact on our gross margin in future reporting periods.

Sale of chemical products	Three months ended September 30, 2010
US$ M
Net revenue	8.49
Cost of sales	7.80
Gross margin	0.69
Overall gross margin (%)	8%

Anhui Jucheng achieved an 8% gross margin for the three months ended September 30, 2010.  Management believes that the overall gross margin of Anhui Jucheng should normally approximate 10%-15%.  The relatively lower gross margin for the three months ended September 30, 2010 was mainly because during this period, the overall market supply of the raw material for producing polyacrylamide was relatively insufficient, which caused an increase in  the raw material purchase price.  We will gradually increase our product selling price and we believe that the overall gross margin will be improved in the future.  Meanwhile, management is making efforts to sell our products to end users directly in the future, instead of selling through distributors. If this can be achieved, we believe our gross margin of this segment will be further improved to approximately 20%.

Operating expense

Our operating expenses include: selling expenses, general and administrative expenses and research and development expenses.

The following tables set forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	For the three months ended September 30,				For the six months ended September 30,
	2010		2009		2010		2009
	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	34.8	100%	21.6	100%	44.0	100%	28.8	100%
– Selling expenses	0.12	0.3%	0.26	1.2%	0.26	0.6%	0.54	1.9%
– G&A expenses	0.96	2.8%	0.25	1.2%	1.51	3.4%	0.57	2.0%
– R&D expenses	0.07	0.2%	0.01	0.05%	0.13	0.3%	0.02	0.1%
Total operating expenses	1.15	3.3%	0.52	2.4%	1.90	4.3%	1.13	4.0%

The following tables set forth the analysis of the operating expenses of Anhui Jucheng:

	For the three months ended September 30, 2010		For the three months ended September 30, 2009
	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	8.49	100%	-	-
– Selling expenses	0.31	3.7%	-	-
– G&A expenses	0.29	3.4%	-	-
Total operating expenses	0.60	7.1%	-	-

1.	Equipment sales and installation, software sales and technical services

Selling expenses:

Our selling expenses decreased to US$0.26 million for the six months ended September 30, 2010 from US$0.54 million for the same period of 2009.  For the three months ended September 30, 2010, our selling expenses decreased to US$0.12 million from US$0.26 million for the same period of 2009.  Our selling expenses mainly include freight, marketing research and development expenses, salary expenses and traveling expenses.

For the six months ended September 30, 2010 and 2009, the decrease in selling expenses was mainly due to the following reasons: (1) freight expenses decreased by approximately US$0.1 million due to more contracts using FOB terms for the six months ended September 30, 2010 where we only bore the land freight from the overseas manufacturing facilities to the oversea ports; however, for the six months ended September 30, 2009, we had some contracts using CIF terms where we bore air freight for these shipments, which is significantly higher than the land freight; (2) marketing research and development expenses and traveling expenses incurred for the six months ended September 30, 2010 decreased approximately US$0.18 million as compared to the same period of 2009, which was mainly a result of our successful brand and client relationship building activities performed in prior years which enabled us to decrease some of our market research and development and traveling costs in this year. The reasons for the decrease of the selling expenses for the three months ended September 30, 2010 were the same as those discussed for the six months ended September 30, 2010.

We believe that the percentage of our total selling expenses compared to the total net revenue for the corresponding period for each reporting period may not be stable, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including but not limited to attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in consideration of the pre-market activities that may not generate revenue. In accordance with the principles set by US GAAP, our expenses for the “pre-contract” stage were expensed and recorded in earnings when they occurred. Therefore, the amount of “pre-contract” expenses directly relate to the marketing activities and number of contracts we participated in during each reporting period, but not to the corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses increased to US$1.51 million for the six months ended September 30, 2010 from US$0.57 million for the same period of 2009. For the three months ended September 30, 2010, our general and administrative expenses increased to US$0.96 million from US$0.25 million for the same period of 2009. Our general and administrative expenses mainly include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including but not limited to legal, audits, financial consultancy and investor relations). We expect that our general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs in connection with the expansion of our business. We also expect to incur increased professional services costs in the future in connection with disclosure requirements under applicable securities laws, and our efforts to continue to improve our internal control systems in-line with the expansion of our business.

For the six months ended September 30, 2010 and 2009, our general and administrative expenses increased due to the following reasons: (1) an approximate US$0.07 million increase of rental expenses due to renting an additional office and four apartments for the expansion of our business and increase of staff; (2) an approximate US$0.07 million increase of salary expenses due to the increase of staff in connection with the expansion of our business; (3) an approximate US$0.13 million increase in general office administration expenses, such as communication, utilities and depreciation, which was in-line with the expansion of our business support activities; and (4) an approximate US$0.67 million increase in professional services charges related to our U.S. reporting requirements as a public company, including but not limited to legal, accounting and investor relations. The reasons for the increase of the general and administrative expenses for the three months ended September 30, 2010 were the same as discussed above for the six months ended September 30, 2010.

Research and development expenses:

Research and development expenses represent the salary expenses and other related expenses of our research and development department. Our research and development expenses increased to US$0.13 and US$0.07 million for the six and three months ended September 30, 2010 as compared with US$0.02 and US$0.01 million for the same period of 2009, due to an increase of the technical staff to meet our R&D needs. We expect our research and development expenses to increase in the future as we plan to hire additional R&D personnel to strengthen the functionality of our current software products and develop additional competitive industrial software products.

2.	Sale of chemical products

Selling expenses:

For the three months ended September 30, 2010, Anhui Jucheng incurred approximately US$0.31 million of selling expenses, which mainly consist of (1) freight expense of approximately US$0.12 million; (2) salary expense of sales department of approximately US$0.07 million; (3) products packing material cost of approximately US$0.07 million; and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.05 million.

General and administrative expenses:

For the three months ended September 30, 2010, Anhui Jucheng incurred approximately US$0.29 million of general and administrative expenses, which mainly consist of (1) salary and welfare of management and administrative staff of approximately US$0.13 million; (2) traveling expenses of approximately US$0.05 million; (3) insurance and other taxes of approximately US$0.03 million; and (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.08 million.

Operating profits

As a result of the foregoing, our operating profit increased to US$10.5 million for the six months ended September 30, 2010, US$10.4 million of which was generated from our equipment sales and installation, software sales and technical services, and US$0.1 million was generated from our sales of chemical products, as compared to the US$7.0 million operating profit we achieved for the same period of 2009.

For the three months ended September 30, 2010, our operating profit increased to US$7.3 million, of which US$7.2 million was from our equipment sales and installation, software sales and technical services, and US$0.1 million was from our sales of chemical products, as compared to the US$5.6 million of operating profit we achieved for the same period of 2009.

Other income and expenses

Our other income and expenses mainly include interest income, interest expenses, bank charges, exchange gains or losses, value added tax refund, other income and expenses.

Interest income, interest expenses, bank charges and exchange gains or losses:

•	Interest income represents the interest income we earned from cash deposits we kept in the commercial banks.

•
Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholders (annual interest rate of 3% to 5%), and the short-term bank loans of approximately US$2.5 million borrowed by our newly acquired subsidiary, Anhui Jucheng.  For the six months ended September 30, 2010, we incurred approximately US$0.14 million in interest expenses for the shareholder loans we borrowed, and approximately US$0.05 million in interest expenses for the short-term bank loans borrowed by Anhui Jucheng. We also incurred approximately US$0.07 million in bank handling charges for the six months ended September 30, 2010 for the international contract settlements with our overseas equipment suppliers. The decrease of the interest expenses and bank charges for the six and three months ended September 30, 2010, as compared to the same period of 2009, was mainly a result of the decrease of the principal amount we borrowed from our shareholders in these periods.

•
Exchange loss occurred for the six months ended September 30, 2010 was mainly due to the devaluation of the US dollar against the Renminbi, Japanese Yen and Euro.  Exchange losses arose from our bank deposits and shareholder loans denominated in currencies other than Renminbi.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise with its own software copyright. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect to sales of self-developed software products. We pay 17% value added tax for our software sales and the tax authorities will refund us 14% of the value added tax that we pay normally within about 2 months. This refund is regarded as subsidy income granted by the PRC government and we recognize the value added tax refund as other income and only when it has been received. There is no condition to the use of the refund received. We received approximately US$0.37 million and US$0.12 million of value added tax refund for the six months ended September 30, 2010 and 2009, respectively. So long as the PRC government’s preferential policies for software enterprises remain unchanged, Beijing JianXin will continue to be eligible for this refund. As our software sales are not considered a significant source for our revenue contribution on an annual basis, this refund will not have any significant impact on our future operations.

Other:

For the six and three months ended September 30, 2010, Anhui Jucheng received approximately US$0.29 million subsidy income and awards from its provincial and regional governments for its technologies contribution and development in the polyacrylamide production field.

Income before income tax

As a result of the foregoing, our income before income tax increased to US$10.9 million for the six months ended September 30, 2010, US$10.5 million of which was generated from our equipment sales and installation, software sales and technical services, and US$0.4 million was generated from our sale of chemical products, as compared to US$6.7 million income before income tax we achieved for the same period of 2009.

For the three months ended September 30, 2010, our income before income tax increased to US$7.5 million, of which US$7.1 million was from our equipment sales and installation, software sales and technical services, and US$0.4 million was from our sale of chemical products, as compared to the US$5.3 million income before income tax we achieved for the same period of 2009.

Income tax expenses

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong profits tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the six and three months ended September 30, 2010 and 2009.

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

Anhui Jucheng is subject to 25% income tax for the year ending December 31, 2010.

No provision for other overseas taxes is made as neither we nor China LianDi have any taxable income in the U.S. or the British Virgin Islands.

Net income

As a result of the foregoing, our net income increased to US$10.8 million for the six months ended September 30, 2010, US$10.5 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.3 million was generated from our sale of chemical products, as compared to the US$6.7 million net income we achieved for the same period of 2009.

For the three months ended September 30, 2010, our net income increased to US$7.4 million, US$7.1 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.3 million was generated from our new sales of chemical products, as compared to the US$5.3 million net income we achieved for the same period of 2009.

Income attributable to non-controlling interest

Net income generated from our newly acquired majority owned subsidiary Anhui Jucheng was allocated to the non-controlling shareholder of Anhui Jucheng based on his respective percentage of the ownership in the entity. Based on the percentage ownership of Anhui Jucheng, US$0.12 million of Anhui Jucheng’s net income was attributable to the 49% noncontrolling interest shareholders of Anhui Jucheng for the six and three months ended September 30, 2010.

Net income available to LianDi Clean shareholders

Net income available to LianDi Clean shareholders was US$10.7 million and US$7.3 million for the six and three months ended September 30, 2010, respectively, as compared to US$6.7 million and US$5.3 million for the same period of 2009, respectively.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the six and three months ended September 30, 2010 was approximately US$1.95 million and US$0.81 million, respectively, which were recorded as a deduction to the net income available to common stockholders of LianDi Clean for the six and three months ended September 30, 2010, respectively.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock which was US$3.50 per share and the actual number of days each share was outstanding within the reporting period. The total preferred stock dividend accrued was approximately US$0.97 million and US$0.48 million for the six and three months ended September 30, 2010, respectively.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents.  As of September 30, 2010, we had cash and cash equivalents of approximately US$52.5 million.

Our liquidity needs include: net cash used in operating activities, which mainly consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our newly acquired subsidiary, Anhui Jucheng to purchase raw materials for the manufacturing of chemical products; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of chemical products; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities mainly consist of the investments in computers and other office equipment and upgrading and enhancing the existing manufacturing facilities for our newly acquired subsidiary, Anhui Jucheng. Before June 30, 2009, we financed our liquidity needs primarily through working capital loans obtained from our shareholders. From the second half of our fiscal year 2010, along with the significant increase of our net income and our efficient management of the collection of the trade receivables and other receivables, we started to generate positive cash flow from our operating activities, and repaid a significant portion of the shareholder loan from our Japanese shareholder. Currently, we primarily finance our liquidity needs through net cash generated from our own operating activities.

The following tables provide detailed information about our net cash flow for the periods indicated:

	Six months ended September 30,
	2010	2009
	(Amount in thousands of US dollars)
Net cash provided by operating activities	862	7,738
Net cash (used in) provided by investing activities	(3,985)	16,110
Net cash used in financing actives	(4,368)	(13,162)
Effect of foreign currency exchange rate changes	708	(16)
Net (decrease) increase in cash and cash equivalents	(6,783)	10,670

Net cash provided by operating activities:

As a result of our company’s normal business operations, a very significant portion of our cash was used to import equipment from our suppliers. Before the equipment was shipped to our customers, the prepayment was recorded as prepayment to suppliers. After the equipment was shipped and before it was accepted by our customers, the payments were recorded as deferred cost.  For the six months ended September 30, 2010, we achieved approximately US$10.8 million in net income and managed the collection of our trade receivables by a net increase of only approximately US$0.9 million. However, during the same period, we spent approximately US$9 million as the prepayments to our equipment suppliers for the uncompleted contracts we performed during the period, and to our raw material suppliers for purchasing raw materials of chemical products.  Therefore, in the aggregate, we generated approximately US$0.9 million of cash inflow during the six months ended September 30, 2010.  For the three months ended September 30, 2009, the approximately US$7.7 million in net cash inflow from operating activities was mainly generated as a result of the approximately US$6.7 million of net income generated for that period.

Net cash used in investing activities:

For the six months ended September 30, 2010, our net cash used in investing activities included three noteworthy transactions. First, we had an approximately US$2.3 million net cash inflow in connection with the Anhui Jucheng acquisition, representing Anhui Jucheng’s cash and cash equivalents upon acquisition by us. We injected capital of RMB40.8 million (approximately US$6 million) into Anhui Jucheng in the form of cash in exchange for its 51% equity interest.  Anhui Jucheng then became a subsidiary of us and thus the capital contribution has no impact on our consolidated cash flows. Second, during the six months ended September 30, 2010, our newly acquired subsidiary, Anhui Jucheng spent approximately US$0.1 million cash to purchase the equipment for the upgrading of its current manufacturing facilities and incurred approximately US$0.96 million as a deposit for land use rights to further upgrade its manufacturing facilities. Third, during the six months ended September 30, 2010, we were repaid approximately US$5.2 million in third party loans.  In the aggregate, these transactions resulted in a net cash outflow of investing activities for about US$4 million for the six months ended September 30, 2010. For the six months ended September 30, 2009, the approximately US$16 million cash inflow generated from investing activities mainly represented the temporary loan to a third party in February 2009 and collected in September 2009.

Net cash used in financing activities:

Our net cash used in financing activities included the following transactions: (1) the loans we borrowed from or repaid to our shareholders and noncontrolling shareholder of our newly acquired subsidiary, Anhui Jucheng; (2) cash used in the payment of the cash dividend to the convertible preferred stockholders; and (3) cash provided by or used for the decrease or increase of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities.

For the six months ended September 30, 2010, (1) we paid approximately US$0.58 million cash for the dividend of convertible preferred stock; (2) as of September 30, 2010, the restricted cash balance increased by approximately US$5.3 million as collateral for issuance of letters of credit to our suppliers as compared to that of March 31, 2010, which was recorded as a cash outflow of our financing activities; (3) Mr. Zuo temporarily deposited approximately US$2.2 million into our bank account, which temporarily increased the amount due to him, which will be settled shortly; and (4) we also repaid approximately US$0.67 million to the noncontrolling shareholder of Anhui Jucheng. In the aggregate, this resulted in a net cash outflow of financing activities of approximately US$4.4 million for the six months ended September 30, 2010.  For the six months ended September 30, 2009, the restricted cash balance increased by approximately US$3.8 million as compared to that of March 31, 2009, which was recorded as a cash outflow of our financing activities, and we also repaid approximately US$9.4 million loan to shareholders during the period, which resulted in a net cash outflow of approximately US$13.2 million for the period.

As of September 30, 2010, we still owe our shareholders approximately US$10.6 million, which consisted of approximately US$3 million due to Mr. Zuo and approximately US$7.6 million due to our Japanese shareholder, SJ Asia Pacific Limited. We did not sign any written agreement with Mr. Zuo in regards to the loan we borrowed from him. Based on the loan agreements we signed with our Japanese shareholder, these outstanding loans bear interest at 3%-5% per annum. Any delayed repayment of these loans without the prior consent from our Japanese shareholder is subject to a 1% penalty. Although we did not receive any commitment from our Japanese shareholder not to demand repayment of the loan, we believe that, along with the rapid growth of our revenue and cash generated from operating activities in fiscal year 2010, our financial position has improved to the point which allows us to repay our shareholders’ loan using money earned from operations on demand without having any significant adverse impact on our financial position and operations.

Credit Facilities:

As of September 30, 2010, we had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$112.3 million (equivalent to approximately US$14.4 million) as compared to an aggregate amount of general facilities of HK$62.3 million (equivalent to approximately US$8 million) as of March 31, 2010. Collateral for the General Facilities include our bank deposits classified as restricted cash, trading securities, unlimited guarantee from Mr. Zuo (our CEO and Chairman), a standby letter of credit of not less than HK$95 million (or approximately US$12.2 million) issued by a bank which is in turn guaranteed by SJI Inc. (a stockholder of our company) and undertaking from Hua Shen HK to maintain a tangible net worth at not less than HK$5 million (or approximately US$644 thousand). We readily meet this requirement and complied with this requirement during all periods presented. There is a small risk of non-compliance, especially, considering that our bank’s requirement for tangible net worth is far below our current tangible net worth.  As of September 30, 2010, there were outstanding import shipping guarantees of $3,037,555 issued by the banks on behalf of our company under the General Facilities. There was no other borrowing under the General Facilities as of September 30, 2010. In addition, on August 6, 2009, we obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately US$774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6,000,000 from us. As of September 30, 2010, there was no borrowing under the Government Sponsored Facility. Going forward, we do not expect any negative changes in our general credit facilities, especially in light of the fact that our sales have been growing rapidly.

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

However, based on our dialogue to date, we believe that the following table sets forth the range of estimated costs to build and design our new manufacturing facility:

Land use rights (approximately 400,000 sq ft.) located in special China Economic Development Zone:	$5 to 8 million
Factory construction:	$5 to 8 million
Factory equipment:	$6 to 8 million

Total estimated cost:	$16 to $24 million

We do not intend to use such proceeds to repay any portion of the shareholder loans.

Recent event:

In September 2010, we entered into a strategic alliance with System Kikou Co., Ltd, located in Tokyo, Japan, one of the world’s leading automated oil sludge treatment companies. The alliance was consummated to capitalize on a recent Chinese government mandate which was promulgated after a major fatal accident (unrelated to the Company) in June 2010 that killed six workers in China. The mandate is that all China’s oil refiners switch to automated cleaning technology to protect the safety of workers; System Kikou is one of the world’s leaders in this cleaning technology.

C.  Off-Balance Sheet Arrangements

Our company did not have any significant off-balance sheet arrangements as of September 30, 2010.

D.  Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of September 30, 2010 (Unaudited):

Amount

Remainder of fiscal year ending March 31, 2011	$126,065
Fiscal year ending March 31, 2012	223,547
Fiscal year ending March 31, 2013	223,547
Fiscal year ending March 31, 2014	14,158
Thereafter	-
Total minimum lease payments	$587,317

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form-10K for the year ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

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

LIANDI CLEAN TECHNOLOGY INC.

Date: November 18, 2010	By:	/s/ Jianzhong Zuo
Jianzhong Zuo, Chief Executive Officer and President (Principal Executive Officer)

Date: November 18, 2010	By:	/s/ Yong Zhao
Yong Zhao, Chief Financial (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002