Form 10-Q
period 2010-12-31
LianDi Clean Technology Inc.
filed 2011-02-22
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 17, 2011, there were 30,676,880 shares of common stock of the issuer outstanding.

 PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	December 31	March 31
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,981,944	$59,238,428
Restricted cash	4,456,529	2,964,864
Bills receivable, net of $nil allowance	593,685	-
Accounts receivable, net of $nil allowance	29,197,047	2,295,231
Deferred costs of revenue	-	1,168,025
Inventories	3,988,478	30,103
Prepaid expenses and deposits	1,574,826	657,257
Prepayments to suppliers	12,941,091	-
Other receivables, net of $nil allowance	475,856	3,416,284
Pledged trading securities	11,592	11,592
Prepaid land use right – current portion	47,423	-

Total current assets	94,268,471	69,781,784

Other Assets
Property and equipment, net	11,414,526	151,660
Intangible assets, net	4,895,337	5,192,738
Prepaid land use right – non-current portion	1,821,819	-
Deposit for land use rights	1,056,971	-
Construction in progress	4,796	-
Goodwill	361,869	-

Total assets	$113,823,789	$75,126,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$1,962,946	$-
Accounts payable	1,899,910	11,926
Deferred revenue	134,821	2,481,771
Other payables and accrued expenses	7,542,450	3,496,612
Provision for income tax	192,473	59,763
Due to shareholders	12,051,986	8,461,161
Due to non-controlling interests	4,330,519	-
Preferred stock dividend payable	480,516	184,820
Deferred tax liability	682,778	-

Total current liabilities	29,278,399	14,696,053

Total liabilities	29,278,399	14,696,053

Commitments and Contingencies (Note 24)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	December 31	March 31
	2010	2010
	(Unaudited)

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 5,885,970 and 7,086,078 shares issued and outstanding, respectively; aggregate liquidation preference amount: $21,081,411and $24,986,093, including accrued but unpaid dividend of $480,516 and $184,820 at December 31, 2010 and March 31, 2010, respectively)	14,179,357	14,059,018

Shareholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 30,558,880 and 29,358,772 shares issued and outstanding, respectively)	30,559	29,359
Additional paid-in capital	22,960,745	19,891,932
Statutory reserves	1,153,824	1,138,733
Retained earnings	39,099,510	25,245,926
Accumulated other comprehensive income	1,373,078	65,161

Total LianDi Clean shareholders’ equity	64,617,716	46,371,111

Non-controlling interests	5,748,317	-

Total equity	70,366,033	46,371,111

Total liabilities and shareholders’ equity	$113,823,789	$75,126,182

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

NET REVENUE:
Sales and installation of equipment	$32,788,437	$14,119,297	$72,819,724	$39,148,294
Sales of software	8,392,673	2,689,490	11,198,472	6,432,532
Services	62,497	-	1,200,205	23,373
Sales of industrial chemicals	6,837,715	-	15,328,225	-
	48,081,322	16,808,787	100,546,626	45,604,199
Cost of revenue:
Cost of equipment sold	(27,378,949)	(11,212,809)	(58,714,285)	(31,538,330)
Amortization of intangibles	(153,124)	(149,390)	(453,239)	(448,050)
Cost of software	(5,456,475)	-	(5,456,475)	-
Cost of industrial chemicals	(6,358,085)	-	(14,155,203)	-
	(39,346,633)	(11,362,199)	(78,779,202)	(31,986,380)

Gross profit	8,734,689	5,446,588	21,767,424	13,617,819

Operating expenses:
Selling expenses	(1,469,985)	(278,999)	(2,040,806)	(816,281)
General and administrative expenses	(700,800)	(292,123)	(2,495,856)	(863,061)
Research and development cost	(65,743)	(22,128)	(194,596)	(40,432)
Total operating expenses	(2,236,528)	(593,250)	(4,731,258)	(1,719,774)

Income from operations	6,498,161	4,853,338	17,036,166	11,898,045

Other income (expenses), net
Interest income	48,029	1,016	107,776	48,118
Interest and bank charges	(110,385)	(105,128)	(370,718)	(402,674)
Exchange gains (losses), net	(520,400)	(198,330)	(647,338)	(479,188)
Investment income	-	-	6,748	-
Value added tax refund	1,556,024	98,120	1,926,635	220,758
Other	237,655	-	529,997	19,075
Total other income (expenses), net	1,210,923	(204,322)	1,553,100	(593,911)

Income before income tax	7,709,084	4,649,016	18,589,266	11,304,134
Income tax expense	(25,886)	-	(110,532)	(817)

NET INCOME	7,683,198	4,649,016	18,478,734	11,303,317
Income attributable to noncontrolling interests	(49,156)	-	(173,586)	-

Net income attributable to LianDi Clean shareholders	7,634,042	4,649,016	18,305,148	11,303,317
Preferred stock deemed dividend	(1,059,568)	-	(3,011,412)	-
Preferred stock dividend	(453,464)	-	(1,425,061)	-

Net income available to common shareholders	$6,121,010	$4,649,016	$13,868,675	11,303,317

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Net income attributable to LianDi Clean shareholders	$7,634,042	$4,649,016	$18,305,148	$11,303,317

Other comprehensive income attributable to LianDi Clean shareholders:
Foreign currency translation adjustment	594,122	456	1,307,917	17,427

Comprehensive income attributable to LianDi Clean Shareholders	8,228,164	4,649,472	19,613,065	11,320,744

Comprehensive income attributable to non-controlling interests	115,923	-	300,835	-

TOTAL COMPREHENSIVE INCOME	$8,344,087	$4,649,472	$19,913,900	$11,320,744

Earnings per share attributable to LianDi Clean shareholders
Basic	$0.20	$0.17	$0.47	$0.41
Diluted	$0.20	$0.17	$0.46	$0.41

Weighted average number of shares outstanding
Basic	30,037,555	27,354,480	29,697,566	27,354,480
Diluted	30,149,326	27,354,480	30,040,773	27,354,480

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

	For the Nine Months Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,478,734	$11,303,317
Adjustments for:
Depreciation of property and equipment	633,805	25,824
Amortization of intangible assets	487,889	451,943
Share-based compensation costs	178,941	-
Investment loss (gains) on trading securities	-	(18,957)
Deferred tax liability	(26,259)	-
Decrease (increase) in assets:	-
Accounts receivable	(24,245,178)	6,809,098
Bills receivable	(252,318)	(5,519,312)
Prepayment to suppliers	(8,437,963)	7,564,317
Inventories	(1,249,552)	5,573
Deferred costs, prepaid expenses and other current assets	(1,121,312)	-
Increase (decrease) in liabilities:
Accounts payable	(2,139,760)	11,922
Deferred revenue and accruals	(343,720)	(12,792,683)
Net cash (used in) provided by operating activities	(18,036,693)	7,841,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	-	39,509
Purchase of property, plant and equipment	(142,409)	(13,285)
Purchase of intangible assets	-	(14,055)
Net cash from acquisition of subsidiaries	2,385,523	-
Payment of deposit for land use rights	(970,169)	-
Repayment from (advance to) other entities	(1,589,356)	14,425,407
Net cash (used in) provided by investing activities	(316,411)	14,437,576

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(1,460,913)	(651,443)
Repayment of short term bank loans	(592,470)	-
Repayment to non-controlling interests	(828,325)	-
Advance from (repayment to) shareholders	3,067,038	(8,519,255)
Payment of preferred stock dividend	(1,129,365)	-
Net cash used in financing activities	(944,035)	(9,170,698)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

	For the Nine Months Ended December 31,
	2010	2009

Effect of foreign currency translation on cash	1,040,655	27,029

Increase (decrease) in cash and cash equivalents	(18,256,484)	13,134,949
Cash and cash equivalents, beginning of period	59,238,428	5,018,813

CASH AND CASH EQUIVALENTS, end of period	$40,981,944	$18,153,762

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interests	$72,620	$402,674
Cash paid for income tax	7,635	220,301
NON-CASH ACTIVITIES:
Common stock issued for conversion of preferred stock	$2,891,072	$-
Shareholders’ forgiveness of debt contributed as capital	-	9,329,878

Supplemental cash flow information regarding the Company’s acquisitions (Refer to Note 2)

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)

						Accumulated
	Common Stock		Additional			Other	Non-
	Number		Paid-in	Statutory	Retained	Comprehensive	Controlling
	Of Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

Balance, March 31, 2010	29,358,772	$29,359	$19,891,932	$1,138,733	$25,245,926	$65,161	$-	$46,371,111
Non-controlling equity interests in acquired subsidiary	-	-	-	-	-	-	5,447,482	5,447,482
Net income for the period	-	-	-	-	18,305,148	-	173,586	18,478,734
Foreign currency translation adjustment	-	-	-	-	-	1,307,917	127,249	1,435,166
Total comprehensive income							300,835	19,913,900
Share-based payments to independent directors	-	-	37,251	-	-	-	-	37,251
Share-based payments to consultants	-	-	141,690	-	-	-	-	141,690
Transfer to statutory reserve				15,091	(15,091)			-
Preferred stock converted into common stock	1,200,108	1,200	2,889,872	-	-	-	-	2,891,072
Preferred stock dividend	-	-	-	-	(1,425,061)	-	-	(1,425,061)
Preferred stock deemed dividend	-	-	-	-	(3,011,412)	-	-	(3,011,412)

Balance, December 31, 2010	30,558,880	$30,559	$22,960,745	$1,153,824	$39,099,510	$1,373,078	$5,748,317	$70,366,033

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

Nature of operations

LianDi Clean Technology Inc. (formerly known as Remediation Services Inc.) (“LianDi Clean” or the “Company”) is a holding company and, through its subsidiaries, primarily engages in the distribution of clean technology for refineries (unheading units for the delayed coking process), the distribution of a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. The Company is also engaged in developing, manufacturing and selling of organic and inorganic chemicals products through a subsidiary acquired in July 2010.

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

On March 17, 2010, Remediation caused a corporation to be formed under the laws of the State of Nevada called LianDi Clean Technology Inc. ("Merger Sub") and on the same day, acquired one hundred shares of Merger Sub's common stock for cash.  Accordingly, Merger Sub became a wholly-owned subsidiary of Remediation.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Details of LianDi Clean’s subsidiaries as of December 31, 2010 are as follows:

	Place and date of	Percentage of
Subsidiaries’ names	incorporation	ownership	Principal activities

China LianDi Clean Technology Engineering Ltd. (“China LianDi”)	British Virgin Islands July 28, 2004	100% (directly by the Company)	Holding company of the other subsidiaries

Hua Shen Trading (International) Limited (“Hua Shen HK”)	Hong Kong January 20, 1999	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services

Petrochemical Engineering Limited (“PEL HK”)	Hong Kong September 13, 2007	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services, and investment holding

Bright Flow Control Ltd. (“Bright Flow”)	Hong Kong December 17, 2007	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services

Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”)	People’s Republic of China (“PRC”) May 6, 2008	100% (through PEL HK)
Delivering of industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software for polymerization processes, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”)	PRC January 28, 2005	51% (through Beijing JianXin)	Developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing

HS Digital Systems Limited	Hong Kong, February 12, 2009	100% (through China LianDi)	Not yet commenced operations

Beijing Hongteng Weitong Technology Co., Ltd	PRC January 12, 2010	100% (through HS Digital Systems Limited)	Not yet commenced operations

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

In July 2004, China LianDi was founded and owned as to 60% by Mr. Jianzhong Zuo (“Mr. Zuo,” the Chief Executive Officer and Chairman of the Company) and 40% by another third-party minority shareholder. On October 2, 2007, Mr. Zuo acquired from such minority shareholder the remaining 40% interest in China LianDi for US$1, and accordingly became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Islands and wholly owned by SJI Inc., a company incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc. in Japan) acquired a 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) the commitment to investing HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of an unlimited shareholder’s loan bearing interest at a rate not exceeding 5% per annum. As a result, China LianDi was owned 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

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

Dragon Excel and Rapid Capital were held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of 5% interests in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of 3% interest of China LianDi from the principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services to facilitate the private placement.

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

Anhui Jucheng was founded on January 28, 2005.  On July 5, 2010, Beijing JianXin acquired a 51% equity interest in Auhui Jucheng (See Note 2).

On December 31, 2010, China LianDi acquired a 100% equity interest in HS Digital Systems Limited together with its wholly-owned subsidiary in the PRC, Beijing Hongteng Weitong Technology Co., Ltd from Mr. Zuo, CEO of the Company (See Note 2).

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 2	ACQUISITIONS

(1)
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

Net assets of Anhui Jucheng as of July 5, 2010:	Book value	Fair value

Prepaid land use right	$102,831	$1,850,864
Inventories	2,632,798	2,590,922
Property, plant and equipment, net (including buildings)	10,255,673	11,282,723
Cash and cash equivalents	2,325,060	2,325,060
Other current assets	7,036,246	7,038,678
Deferred tax liability	-	(693,771)
Amount due to shareholder	(6,074,352)	(6,074,352)
Other current liabilities	(12,011,494)	(13,226,465)

Net assets	$4,266,762	$5,093,659
Cash injection by Beijing JianXin		6,023,652
		11,117,311
Non-controlling interest’s share of net assets		(5,447,482)

Net assets acquired		$5,669,829
Total purchase consideration		6,023,652

Goodwill		$353,823

Net cash from acquisition of Anhui Jucheng		$2,325,060

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 2	ACQUISITIONS (CONTINUED)

(2)
On December 31, 2010, China LianDi acquired a 100% equity interest in HS Digital Systems Limited (a company incorporated in Hong Kong) from Mr. Zuo, CEO of the Company, for a cash consideration of $2,272. This company has a wholly owned subsidiary incorporated in China, Beijing Hongteng Weitong Technology Co., Ltd.  Both companies have not commenced operations as of December 31, 2010.

Net assets of HS Digital Systems Limited and subsidiary as of December 31, 2010	Book value and fair value

Cash and cash equivalents	$60,462
Other current assets	472,731
Property, plant and equipment, net	128,268
Other current liabilities	(659,189)
Net assets acquired	$2,272

Total purchase consideration payable	$2,272

Net cash from acquisition of HS Digital Systems Limited and subsidiary	$60,462

NOTE 3	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

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

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the nine months ended December 31, 2010 and 2009.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 3	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred.  During the nine months ended December 31, 2010 and 2009, advertising and promotion costs were insignificant.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred.  Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $678,806 and $279,471 for the nine months ended December 31, 2010 and 2009, and $526,559 and $147,367 for the three months ended December 31, 2010 and 2009, respectively.

Earnings per share

The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share”. FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilutive effects of convertible securities (using the as-if converted method), and options and warrants and their equivalents (using the treasury stock method).

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 3	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share-Continued

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the nine months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET INCOME ATTRUBUTABLE TO LIANDI CLEAN SHAREHOLDERS	7,634,042	4,649,016	18,305,148	11,303,317
Preferred stock deemed dividend	(1,059,568)	–	(3,011,412)	–
Preferred stock dividend	(453,464)	–	(1,425,061)	–
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS-BASIC	$6,121,010	$4,649,016	$13,868,675	$11,303,317
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS – DILUTED	6,121,010	4,649,016	13,868,675	11,303,317
Weighted average number of shares:
Basic	30,037,555	27,354,480	29,697,566	27,354,480
Effect of dilutive warrants	111,771	-	343,207	-
Diluted	30,149,326	27,354,480	30,040,773	27,354,480

Earnings per share:
Basic	$0.20	$0.17	$0.47	$0.41
Diluted	$0.20	$0.17	$0.46	$0.41

The diluted earnings per share calculation for the nine months ended December 31, 2010 did not include the warrants and options to purchase up to 3,608,665 and 334,000 shares of common stock, respectively, and the effect of convertible preferred stock, because their effect was anti-dilutive. No convertible securities or potential common shares existed as of December 31, 2009.

The diluted earnings per share calculation for the three months ended December 31, 2010 did not include the warrants and options to purchase up to 4,330,398 and 334,000 shares of common stock, respectively, and the effect of convertible preferred stock, because their effect was anti-dilutive. No convertible securities or potential common shares existed as of December 31, 2009.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

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

The Company uses the United States dollars (“U.S. Dollar”,  “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than U.S. Dollar are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

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

	December 31, 2010	March 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.6227	US$1=RMB6.8263

	Three months ended December 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.6587	US$1=RMB 6.8276

	Nine months ended December 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.7514	US$1=RMB 6.8296

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

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

	As of December 31, 2010 (Unaudited)
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount

Short-term investment:
Marketable equity securities	$11,592	$-	$-	$11,592
Total	$11,592	$-	$-	$11,592

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 3	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements-Continued

	As of March 31, 2010
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount
Short-term investment:
Marketable equity securities	$11,592	$-	$-	$11,592
Total	$11,592	$-	$-	$11,592

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2010 and March 31, 2010.

Recent accounting pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 3	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements-Continued

In December 2010, the FASB issued ASU2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications have no impact on previously reported financial position, results of operations or cash flows.

NOTE 4	RESTRICTED CASH

Restricted cash as of December 31, 2010 and March 31, 2010 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 17.

NOTE 5	ACCOUNTS RECEIVABLE AND BILLS RECEIVABLE, NET

The Company’s accounts receivable and bills receivable at December 31, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	December 31	March 31
	2010	2010

Accounts receivable	$29,197,047	$2,295,231
Less: Allowance for doubtful debts	-	-
	$29,197,047	$2,295,231

As of December 31, 2010 and March 31, 2010, the balance of accounts receivable included $27,413 and $1,297,457, respectively, of billed but not paid by customers under retainage provision in contracts.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 5	ACCOUNTS RECEIVABLE AND BILLS RECEIVABLE, NET (CONTINUED)

	December 31	March 31
	2010	2010

Bills receivable	$593,685	$-
Less: Allowance for doubtful debts	-	-
	$593,685	$-

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized during the nine months ended December 31, 2010 and 2009.

NOTE 6	INVENTORIES

The Company’s inventories at December 31, 2010 (Unaudited) and March 31, 2010 consisted of the following:

	December 31	March 31
	2010	2010

Raw materials	$647,997	$-
Work in process	262,689	-
Finished goods, consisting of parts	3,091,918	61,046
Consumables	16,817	-
Less: Allowance for stock obsolescence	(30,943)	(30,943)
	$3,988,478	$30,103

NOTE 7	PREPAID EXPENSES AND DEPOSITS AND PREPAYMENTS TO SUPPLIERS

The Company’s prepaid expenses and deposits at December 31, 2010 (unaudited) and March 31, 2010 consisted of the following:

	December 31	March 31
	2010	2010

Prepaid operating expenses	$140,336	$145,544
Tender deposits	945,114	205,908
Rental deposits	51,337	70,947
Advances to staff for normal business purposes	438,039	234,858
Total	$1,574,826	$657,257

Tender deposits as of December 31, 2010 represented deposit payments made to bid for contracts.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

Prepayments to suppliers as of December 31, 2010 represented deposits or advance payments for the purchases of equipment for sales to customers and purchases of raw materials for the production and sales of chemical products.

NOTE 8	OTHER RECEIVABLES

The Company’s other receivables at December 31, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	December 31	March 31
	2010	2010

Other receivables from unrelated entities	$475,856	$3,416,284
Less: Allowance for doubtful debts	-	-
	$475,856	$3,416,284

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

NOTE 9	PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at December 31, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	December 31	March 31
	2010	2010

Marketable equity securities	$11,592	$11,592

As of December 31, 2010 and March 31, 2010, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 17).  Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

NOTE 10	PREPAID LAND USE RIGHTS AND DEPOSIT FOR LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term rights to utilize the land underlying its building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of December 31, 2010, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The expense amortized on prepaid land use right for the nine months ended December 31, 2010 and 2009 were $23,259 and Nil, respectively.  The estimated amortization expense of the prepaid land use rights over each of the next five years and thereafter will be $47,423 per annum.

As of December 31, 2010, the deposit for land use rights of $1,056,971 represented the payment made by Anhui Jucheng to a local authority to acquire 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of December 31, 2010, no land use right transfer agreement has been signed and the relevant formalities were not completed, and therefore Anhui Jucheng had not yet obtained the legal title to the land use rights.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 11	PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	December 31	March 31
	2010	2010

Office equipment	$780,327	$85,607
Leasehold improvements	319,908	127,970
Buildings	4,757,840	-
Plant and machinery	8,714,947	-

Total cost	14,573,022	213,577
Less: Accumulated depreciation	(3,158,496)	(61,917)

Net	$11,414,526	$151,660

Depreciation expenses in aggregate were $633,805 and $25,824 for the nine months ended December 31, 2010 and 2009, and $264,989 and $8,752 for the three months ended December 31, 2010 and 2009, respectively.

Buildings and plant and machinery were acquired as a result of acquisition of Anhui Jucheng (Note 2).

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 12	INTANGIBLE ASSETS

The Company’s intangible assets at December 31, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	December 31	March 31
	2010	2010

Computer software and program	$37,184	$19,923
Software copyright	6,160,629	5,976,915
Less: Accumulated amortization	(1,302,476)	(804,100)

Net	$4,895,337	$5,192,738

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

This software copyright has been registered with the National Copyright Administration of the People’s Republic of China in the name of Beijing JianXin and is protected under the relevant copyright law of the PRC for 50 years from November 11, 2008, the date of first publication of the software. This software copyright is amortized over its estimated useful life of ten years using the straight-line method. Amortization expenses were $464,630 and $448,050 for the nine months ended December 31, 2010 and 2009, and $157,607 and $172,626 for the three months ended December 31, 2010 and 2009, respectively. The estimated amortization expense of software copyright over each of the next five years and thereafter will be $616,063 per annum.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 13	GOODWILL

The Company’s goodwill at December 31, 2010 (unaudited) is summarized as follows:

Amount
Balance as of April 1, 2010	$-
Arising from acquisition of Anhui Jucheng on July 5, 2010 (Note 2)	353,823
Exchange realignment	8,046
Balance as of December 31, 2010	$361,869

Goodwill of $353,823 arose from the Company’s acquisition of Anhui Jucheng on July 5, 2010. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, we identify potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805,”Business Combinations.”

NOTE 14	SHORT TERM BANK LOANS

The Company’s short-term bank loans at December 31, 2010 (unaudited) and March 31, 2010 consisted of the following:

	December 31	March 31
	2010	2010

Bank loan granted by HuiShang Bank Huaibei Suixi Branch, with interest rate of 5.84% p.a., guaranteed by a third party, Bangbu Tongli Automobile Co., Limited, and maturing on March 17, 2011.	$1,962,946	$-

Total	$1,962,946	$-

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 15	OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at December 31, 2010 (unaudited) and March 31, 2010 are summarized as follows:

	December 31	March 31
	2010	2010

Business tax and value added tax payable	$2,621,871	$2,003,706
Accrued operating expenses	731,724	1,376,358
Advance from customers	4,051,494	-
Salary payables	98,036	61,047
Other payables	39,325	55,501

Total	$7,542,450	$3,496,612

NOTE 16	DUE TO SHAREHOLDERS AND DUE TO NON-CONTROLLING INTERESTS

The Company’s due to shareholders and due to non-controlling interests at December 31, 2010 (unaudited) and March 31, 2010 are summarized as follows:

Due to shareholders	December 31	March 31
	2010	2010

Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see Note 1)	$4,422,253	$936,565
Due to SJ Asia Pacific Limited (shareholder of the Company, see Note 1)	7,629,733	7,524,596
Total	$12,051,986	$8,461,161

The amount due to Mr. Zuo is unsecured, bears interest at 3% per annum and is payable on demand. The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 16	DUE TO SHAREHOLDERS AND DUE TO NON-CONTROLLING INTERESTS-CONTINUED

Amount due to non-controlling interests	December 31	March 31
	2010	2010

Due to Mr. Fang (Auhui Jucheng non-controlling shareholder , see also Note 2)	$4,330,519	$-
Total	$4,330,519	$-

Amount due to non-controlling interests as of December 31, 2010 is unsecured, interest free and payable on demand.

NOTE 17	CREDIT FACILITIES

As of December 31, 2010, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$112.3 million (equivalent to approximately $14.43 million). Collateral for the General Facilities includes the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 4 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$95 million (or approximately $12.21 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $642 thousand).

As of December 31, 2010, there were outstanding import shipping guarantees of $2,500,528 issued by the banks on behalf of the Company under the General Facilities. There was no other borrowing under the General Facilities as of December 31, 2010.

On August 6, 2009, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility includes a guarantee for HK$6 million from China LianDi. As of December 31, 2010, there was no borrowing under the Government Sponsored Facility.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS - CONTINUED

(a)   Common Stock (continued)

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

For the period from October 1, 2010 to December 31, 2010, 686,313 shares of preferred stock were converted into 686,313 shares of common stock at a conversion price of $3.50 per share.

At December 31, 2010, 30,558,880 shares of common stock were issued and outstanding.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(b)   Preferred Stock (continued)

At December 31, 2010, 5,885,970 preferred shares were outstanding with an aggregate liquidation preference of $ 21,081,411

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

The Series A Preferred Stock holder may request for redemption of the preferred stock in the event that the Company cannot issue shares of common stock registered for resale under the registration statement. However, according to the registration rights agreement between the Company and the investors (who are also the preferred stock holders), the Company is contractually permitted to prepare, file and cause the registration statement to be declared effective within 180 calendar days after the closing date of the private placement on February 26, 2010. The registration statement was declared effective on August 20, 2010 and remained effective as of December 31, 2010. Therefore, the Company has determined that the Series A Preferred Stock is not currently redeemable. .  Accordingly, as of December 31, 2010, the Company has not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognized any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the nine and three months ended December 31, 2010 was $3,011,412 and $1,059,568 respectively.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(c)    Warrants (Continued)

Warrants issued and outstanding at December 31, 2010 (Unaudited) and changes during the nine months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, April 1, 2010	5,117,740	$4.88	2.91	5,117,740	$4.88	2.91
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2010	5,117,740	$4.88	2.16	5,117,740	$4.88	2.16

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 19	SHARE-BASED COMPENSATION

(a)	Options granted to Independent Directors

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

These options will expire August 10, 2015.

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. The Company valued these options utilizing the Block-Scholes options pricing model using the following assumptions, and recorded $37,250 and $25,199 as stock-based professional fees during the nine and three months ended December 31, 2010, respectively.

	At grant date	At grant date	At grant date	At grant date
Number of options	8,500	8,500	8,500	8,500
Risk-free interest rate	0.63%	0.67%	0.69%	0.72%
Expected life	2.50 years	2.64 years	2.76 years	2.88 years
Volatility	60.09%	59.49%	58.30%	57.63%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Value per option	2.2187	2.2538	2.2630	2.2869

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 19	SHARE-BASED COMPENSATION (CONTINUED)

(b)	Options granted for consultancy services

On December 6, 2010, the Company granted options to a consultancy service company, to purchase 300,000 shares of the Company’s common stock, at a strike price of $3.50 per share, in consideration for its consultancy services to the Company for five months.  There options shall become vested and exercisable pursuant to the following vesting schedule:

Date	Number of options vested
December 6, 2010	100,000
January 6, 2011	40,000
February 6, 2011	40,000
Mach 6, 2011	40,000
April 6, 2011	40,000
May 6, 2011	40,000

These options will expire December 6, 2014.

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  The Company valued these options utilizing the Block-Scholes options pricing model using the following assumptions at approximately $1.42 per option, and recorded $141,690 as stock-based professional fees during the nine and three months ended December 31, 2010.

At grant date
Risk-free interest rate	1.10%
Expected life	4 years
Volatility	51.81%
Dividend yield	0.0%

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 19	SHARE-BASED COMPENSATION (CONTINUED)

Options issued and outstanding at December 31, 2010 (unaudited) and their movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2010	-	$-	$-	-
Granted	334,000	3.75	-	4.10
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2010	334,000	$3.75	$105,000	4.00
Exercisable at December 31, 2010	117,000	$3.86	$35,000	4.03

(1)
The intrinsic value of the stock option at December 31, 2010 is the amount by which the market value of the Company’s common stock of $3.85 as of December 31, 2010 exceeds the exercise price of the option.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 20	STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Anhui Jucheng, as PRC companies, are required on an annual basis to make appropriations of retained earnings to statutory reserves at a certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”).

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of registered capital, whereas enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves during the year ended March 31, 2010 and thereafter because the statutory reserves of $1,138,733 at March 31, 2009 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the nine months ended December 31, 2010.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

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

In March 2007, the PRC government enacted the PRC Enterprise Income Tax Law, or the New EIT Law, and promulgated related regulations, Implementing Regulations for the PRC Enterprise Income Tax Law. The law and regulations became effective from January 1, 2008. The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

Beijing JianXin and Anhui Jucheng, being established in the PRC, are generally subject to PRC enterprise income tax (“EIT”). Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software copyright and is entitled to tax preferential treatment – a tax holiday for EIT for the calendar years ended December 31, 2009 and 2010, and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.  Anhui Jucheng is subject to an EIT rate of 25% for the year ending December 31, 2010 under the New EIT Law.

No provision for other overseas taxes is made as neither LianDi Clean or China LianDi has any taxable income in the U.S or the British Virgin Islands.

The Company’s income tax expense consisted of:

	For the three months		For the nine months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current – PRC	$(42,675)	$-	$(136,790)	$(817)
Deferred	16,789	-	26,258	-

	$(25,886)	$-	$(110,532)	$(817)

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 22	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009

Pre-tax income	$7,709,084	$4,649,016	$18,589,266	$11,304,134
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	2,698,180	1,627,156	6,506,243	3,956,447
Rate differential for PRC earnings	(768,635)	(539,335)	(1,851,200)	(1,056,811)
Impact of tax holiday of Beijing JianXin	(2,234,836)	(1,011,052)	(5,007,144)	(2,882,246)
Non-deductible expenses and non-taxable income	331,177	(76,769)	462,633	(16,573)

Income tax expense	$25,886	$-	$110,532	$817

The Company’s deferred income tax assets at December 31, 2010 (unaudited) and March 31, 2010 were as follows:

	December 31	March 31
	2010	2010

Tax effect of net operating losses carried forward	$332,313	$96,250
Less: Valuation allowance	(332,313)	(96,250)
Net deferred tax assets	$ −	$ −

The net operating losses carried forward were approximately $949,500 and $275,000 at December 31, 2010 and March 31, 2010, respectively, which will expire in years through 2030. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 22	INCOME TAXES (CONTINUED)

The Company’s deferred income tax liabilities at December 31, 2010 (unaudited) and March 31, 2010 were as follows:

	December 31	March 31
	2010	2010

Tax effect of acquisition revaluation	$693,771	$-
Reversal during the period	(26,258)	-
Exchange realignment	15,265	-
Net deferred tax liabilities	$682,778	$ −

Deferred tax liabilities arose on the revaluation of Anhui Jucheng’s properties, plant and equipment and land use right upon the acquisition of Anhui Jucheng on July 5, 2010.  Reversal during the nine months ended December 31, 2010 was due to the depreciation and amortization of these revalued properties, plant and equipment and the land use right.

As of December 31, 2010 and March 31, 2010, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

As of December 31, 2010 and March 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine month periods ended December 31, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of December 31, 2010 and March 31, 2010.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 23	CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of December 31, 2010 and March 31, 2010, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•
As of December 31, 2010, two customers individually accounted for 56% and 38% of the accounts receivables of the Company, respectively.  As of March 31, 2010, two customers individually accounted for 50% and 45% of the accounts receivables of the Company, respectively.  Except the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2010 or March 31, 2010.

•
During the nine months ended December 31, 2010, two customers individually accounted for 35% and 12% of the Company’s net revenue, respectively.  During the nine months ended December 31, 2009, two customers individually accounted for 54% and 17% of the Company’s net revenue, respectively.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the nine months ended December 31, 2010 or 2009.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 24	COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments

In the normal course of business, the Company entered into operating lease agreements for the rental of offices. The Company was obligated under operating leases requiring minimum rentals as of December 31, 2010 (unaudited) as follows:

Amount
Remainder of fiscal year ending March 31, 2011	$91,075
Fiscal year ending March 31, 2012	309,703
Fiscal year ending March 31, 2013	226,842
Fiscal year ending March 31, 2014	14,326
Thereafter	-

Total minimum lease payments	$641,946

During the nine months ended December 31, 2010 and 2009, rental expenses under operating leases amounted to $311,575 and $231,166, respectively.

During the three months ended December 31, 2010 and 2009, rental expenses under operating leases amounted to $65,426 and $52,899, respectively

NOTE 25	SEGMENT DATA

The Company follows FASB ASC Topic 280, Segment Reporting, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance. Before the acquisition of Anhui Jucheng in July 2010, the Company operated in one reportable business segment – the delivering of petroleum and petrochemical equipment and provision of related technical services using the Company’s proprietary technology and know-how, as well as selling of data processing software for petrochemical, petroleum and other energy companies. Upon the acquisition of Anhui Jucheng, the Company operated in one more reportable business segment – the developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (Unaudited)

NOTE 25	SEGMENT DATA (CONTINUED)

	For the three months ended December 31, 2010		For the nine months ended December 31, 2010
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Sale of petroleum and petrochemical equipment and related services	$41,243,607	$16,808,787	$85,218,401	$45,604,199
Sale of chemical products	6,837,715	-	15,328,225	-
Total	$48,081,322	$16,808,787	$100,546,626	$45,604,199

Depreciation:
Sale of petroleum and petrochemical equipment and related services	$27,076	$8,752	$53,010	$25,824
Sale of chemical products	237,913	-	580,795	-
Total	$264,989	$8,752	$633,805	$25,824

Intangible assets amortization
Sale of petroleum and petrochemical equipment and related services	$157,607	$159,939	$464,630	$451,943
Sale of chemical products	8,957	-	23,259	-
Total	$166,564	$159,939	$487,889	$451,943

Interest expense:
Sale of petroleum and petrochemical equipment and related services	$62,340	$67,641	$204,381	$327,773
Sale of chemical products	24,064	-	72,620	-
Total	$86,404	$67,641	$277,001	$327,773

Net income (loss):
Sale of petroleum and petrochemical equipment and related services	$7,866,180,	$4,649,016	$18,798,943	$11,303,317
Sale of chemical products	100,317	-	354,256	-
Other (a)	(283,299)		(674,465)
	$7,683,198	$4,649,016	$18,478,734	$11,303,317

	December 31, 2010	March 31, 2010
	(Unaudited)
Identifiable long-lived tangible assets:
Sale of petroleum and petrochemical equipment and related services	297,275	151,660
Sale of chemical products	11,117,251	-
	11,414,526	151,660

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

On February 26, 2010, we consummated the transactions contemplated by the Share Exchange Agreement (the “Exchange Agreement”) by and among (i) China LianDi and China LianDi’s shareholders, (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) the former principal stockholder of our company.  Immediately prior to the Share Exchange, 4,690,000 shares of our common stock then outstanding were cancelled and retired, so that immediately prior to the Share Exchange, we had 28,571,430 shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to us all of the China LianDi Shares in exchange for the issuance of 27,354,480 shares of our common stock, par value $0.001 per share (such transaction, the “Share Exchange”), representing approximately 96% of our shares of common stock then issued and outstanding. China LianDi also paid $275,000 to our former principal shareholder, owner of the cancelled shares, as a result of the Share Exchange having been consummated.

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

On March 17, 2010, we caused a corporation to be formed under the laws of the State of Nevada called LianDi Clean Technology Inc. (“Merger Sub”) and on the same day, acquired one hundred shares of Merger Sub’s common stock for cash. Accordingly, Merger Sub became a wholly-owned subsidiary of us.

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

Our company now became a holding company and, through our subsidiaries, is primarily engaged in distributing clean technology for refineries (unheading units for the delayed coking process), distributing a wide range of petroleum and petrochemical valves and equipments, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. We are also engaged in manufacturing and selling of industrial chemical products which is operated through our newly acquired subsidiary Anhui Jucheng.

Details of our company’s subsidiaries as of December 31, 2010 were as follows:

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

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”)	PRC January 28, 2005	51% (through Beijing JianXin)	Developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing

HS Digital Systems Limited	Hong Kong, February 12, 2009	100% (through China LianDi)	Not yet commenced operations

Beijing Hongteng Weitong Technology Co., Ltd	PRC January 12, 2010	100% (through HS Digital Systems Limited)	Not yet commenced operations

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

Dragon Excel and Rapid Capital were held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of 5% interests in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of 3% interest of China LianDi from our principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services to facilitate the private placement.

Hua Shen HK was founded by Mr. Zuo in 1999. On January 8, 2008, China LianDi acquired a 100% ownership interest in Hua Shen HK from Mr. Zuo. As Hua Shen HK and China LianDi had been under common control, the acquisition of Hua Shen HK by China LianDi has been accounted for using the “as if” pooling method of accounting.

In 2007, China LianDi established PEL HK and Bright Flow, as wholly-owned subsidiaries, in Hong Kong. In 2008, PEL HK established Beijing JianXin as a wholly-owned subsidiary in the PRC.

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

Acquisitions

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

Anhui Jucheng is engaged in the business of developing, manufacturing and selling organic and inorganic chemical products and high polymer fine chemical products, and providing chemical professional services.  We believe the acquisition of Anhui Jucheng will enable us to improve our product structure and diversify our channels of business opportunities in the future.

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

Acquisition of HS Digital Systems Limited

On December 31, 2010, one of our wholly owned subsidiaries, China LianDi acquired a 100% equity interest in HS Digital Systems Limited (a company incorporated in Hong Kong) from Mr. Zuo, our CEO, for a cash consideration of $2,272. This company has a wholly owned subsidiary incorporated in China, Beijing Hongteng Weitong Technology Co., Ltd.  Both companies have not commenced operations as of December 31, 2010.

Net assets of HS Digital Systems Limited and subsidiary as of December 31, 2010	Book value and fair value

Cash and cash equivalents	$60,462
Other current assets	472,731
Property, plant and equipment, net	128,268
Other current liabilities	(659,189)
Net assets acquired	$2,272

Total purchase consideration payable	$2,272

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

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the nine months ended December 31, 2010 and 2009.

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

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong income tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the nine months ended December 31, 2010 and 2009.

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

On our own, we raise financing in the U.S. dollar, pay our own operating expenses primarily in the U.S. dollar, and expect to receive any dividends that may be declared by our subsidiaries (including Beijing JianXin, which is a wholly foreign-owned enterprise with a registered capital denominated in the U.S. dollar) in U.S. dollars.

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

	As of December 31, 2010	As of March 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.6227	US$1=RMB6.8263

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Items in statements of income and cash flows	US$1=RMB6.6587	US$1=RMB6.8276

	For the nine months ended December 31, 2010	For the nine months ended December 31, 2009
Items in statements of income and cash flows	US$1=RMB6.7514	US$1=RMB6.8296

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

For the nine months ended December 31, 2010, 1,200,108 shares of preferred stock in the aggregate were converted into the same number of shares of common stock at a conversion price of $3.50 per share.

At December 31, 2010, 30,558,880 shares of common stock were issued and outstanding.

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

At December 31, 2010, 5,885,970 preferred shares were outstanding, with an aggregate liquidation preference of $21,081,411.

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

The Series A Preferred Stock holder may request redemption of the preferred stock in the event that our company cannot issue shares of common stock registered for resale under the registration statement The related registration statement was declared effective on August 20, 2010 and remained effective as of December 31, 2010. Therefore, we have determined that the Series A Preferred Stock is not currently redeemable. Accordingly, as of December 31, 2010, we have not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognize any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the nine and three months ended December 31, 2010 was $3,011,412 and $1,059,568, respectively.

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

Warrants issued and outstanding at December 31, 2010 (Unaudited) and changes during the nine months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, April 1, 2010	5,117,740	$4.88	2.91	5,117,740	$4.88	2.91
Granted / Vested	-
Forfeited	-
Exercised	-
Balance, December 31, 2010	5,117,740	$4.88	2.16	5,117,740	$4.88	2.16

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

(a)	Options granted to independent directors

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

These options will expire August 10, 2015.

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. We valued these options utilizing the Block-Scholes options pricing model and recorded $37,250 and $25,199 as stock-based professional fees during the nine and three months ended December 31, 2010, respectively.

(b)	Options granted for consultancy services

On December 6, 2010, the Company granted options to a consultancy service company, to purchase 300,000 shares of the Company’s common stock, at a strike price of $3.50 per share, in consideration for its consultancy services to the Company for five months.  There options shall become vested and exercisable pursuant to the following vesting schedule:

Date	Number of options vested
December 6, 2010	100,000
January 6, 2011	40,000
February 6, 2011	40,000
Mach 6, 2011	40,000
April 6, 2011	40,000
May 6, 2011	40,000

These options will expire December 6, 2014.

We record and report stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  We valued these options utilizing the Block-Scholes options pricing model and recorded $141,690 as stock-based professional fees during the nine and three months ended December 31, 2010.

Options issued and outstanding at December 31, 2010 (Unaudited) and their movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at March 31, 2010	-	$-	$-	-
Granted	334,000	3.75	-	4.10
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2010	334,000	$3.75	$105,000	4.00

Exercisable at December 31, 2010	117,000	$3.86	$35,000	4.03

(1) The intrinsic value of the stock option at December 31, 2010 is the amount by which the market value of our common stock of $3.85 as of December 31, 2010 exceeds the exercise price of the option.

A.  Results of Operations for the Three and Nine Months Ended December 31, 2010 and 2009 (Unaudited)

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US$.

	Three months ended December 31, 2010		Nine months ended December 31,
	2010	2009	2010	2009

NET REVENUE
Sales and installation of equipment	$32,788,437	$14,119,297	$72,819,724	$39,148,294
Sales of software	8,392,673	2,689,490	11,198,472	6,432,532
Services	62,497	-	1,200,205	23,373
Sales of chemical products	6,837,715	-	15,328,225	-
	48,081,322	16,808,787	100,546,626	45,604,199

Cost of revenue
Cost of equipment sold	(27,378,949)	(11,212,809)	(58,714,285)	(31,538,330)
Amortization of intangibles	(153,124)	(149,390)	(453,239)	(448,050)
Cost of software sold	(5,456,475)	-	(5,456,475)	-
Cost of sales of chemical products	(6,358,085)	-	(14,155,203)	-
	(39,346,633)	(11,362,199)	(78,779,202)	(31,986,380)
Gross profit	8,734,689	5,446,588	21,767,424	13,617,819

Operating expenses:
Selling	(1,469,985)	(278,999)	(2,040,806)	(816,281)
General and administrative	(700,800)	(292,123)	(2,495,856)	(863,061)
Research and development	(65,743)	(22,128)	(194,596)	(40,432)
Total operating expenses	(2,236,528)	(593,250)	(4,731,258)	(1,719,774)

Income from operations	6,498,161	4,853,338	17,036,166	11,898,045

Other income (expenses), net
Interest income	48,029	1,016	107,776	48,118
Interest and bank charges	(110,385)	(105,128)	(370,718)	(402,674)
Exchange gains (losses), net	(520,400)	(198,330)	(647,338)	(479,188)
Investment income	-	-	6,748	-
Value added tax refund	1,556,024	98,120	1,926,635	220,758
Other	237,655	-	529,997	19,075
Total other expenses, net	1,210,923	(204,322)	1,553,100	(593,911)

Income before income tax	7,709,084	4,649,016	18,589,266	11,304,134
Income tax expense	(25,886)	-	(110,532)	(817)
NET INCOME	7,683,198	4,649,016	18,478,734	11,303,317
Income attributable to noncontrolling interest	(49,156)	-	(173,586)	-
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN SHAREHOLDERS	7,634,042	4,649,016	18,305,148	11,303,317
Preferred stock deemed dividend	(1,059,568)	-	(3,011,412)	-
Preferred stock dividend	(453,464)	-	(1,425,061)	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	6,121,010	4,649,016	13,868,675	11,303,317

EARNINGS PER SHARE:
Basic	$0.20	$0.17	$0.47	$0.41
Diluted	$0.20	$0.17	$0.46	$0.41

Weighted average number of shares outstanding:
Basic	30,037,555	27,354,480	29,697,566	27,354,480
Diluted	30,149,326	27,354,480	30,040,773	27,354,480

Non-GAAP Measures

To supplement the unaudited condensed consolidated statement of income and comprehensive income presented in accordance with Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of net income available to common stockholders and the basic and diluted earnings per share for the nine and three months ended December 31, 2010, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the escrow share arrangement allocated to the Series A preferred stock, treated as a deemed dividend, and a deduction of net income available to common stockholders in conjunction to the Private Placement we consummated on February 26, 2010.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presented reconciliations of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the nine and three months ended December 31, 2010 (Unaudited): (All amounts in US dollars)

	Three months ended December 31,			Nine months ended December 31
	2010	2010		2010	2010
	(US $)	(US $)		(US $)	(US $)
	GAAP	NON GAAP		GAAP	NON GAAP

Net income attributable to LianDi Clean shareholders	7,634,042	7,634,042		18,305,148	18,305,148
Preferred stock deemed dividend	(1,059,568)	-		(3,011,412)	-
Preferred stock dividend	(453,464)	(453,464)		(1,425,061)	(1,425,061)
Net income attributable to common shareholders-Basic	6,121,010	7,180,578		13,868,675	16,880,087
Preferred stock deemed dividend	-	-		-	-
Preferred stock dividend	-	453,464		-	1,425,061
Net income attributable to common shareholders-Diluted	6,121,010	7,634,042		13,868,675	18,305,148

Earnings per share
Earnings per common share
Basic	$0.20	$0.24		$0.47	$0.57
Diluted	$0.20	$0.21		$0.46	$0.50

Weighted average number of common shares outstanding:
Basic	30,037,555	30,037,555		29,697,566	29,697,566
Diluted	30,149,326 (1)	36,556,621	(2)	30,040,773 (1)	36,788,057	(2)

(1)
For the nine and three months ended December 31, 2010, the effect of the potential dilutive convertible preferred stock was not included, because the effect is anti-dilutive upon recognition of the deemed dividend in accordance with US GAAP.

(2)
For the nine and three months ended December 31, 2010, the effect of the potential dilutive convertible preferred stock was included, because the effect is dilutive regardless of the recognition of the deemed dividend under NON-GAAP measures.

Net Revenue:

Net revenue represents our gross revenue net of business tax, value added tax and related surcharges as well as discounts and returns. There were no material discounts and returns for the nine and three months ended December 31, 2010 and 2009.

The following tables set forth the analysis of our net revenue:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
	US$ M	US$ M	US$ M	US$ M
Sales and installation of equipment	32.79	14.12	72.82	39.15
Sales of software	8.39	2.69	11.20	6.43
Technical services	0.06	-	1.20	0.02
Sales of chemical products	6.84	-	15.33	-
	48.08	16.81	100.55	45.60

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

For the nine months ended December 31, 2010, our total net revenue increased to US$100.55 million from US$45.60 million for the same period of 2009. For the three months ended December 31, 2010, our total revenue increased to US$48.08 million from US$16.81 million for the same period of 2009.  Without regard to the US$15.33 million and US$6.84 million revenue generated by our newly acquired majority owned subsidiary, Anhui Jucheng, for the nine and three months ended December 31, 2010 respectively, which will be discussed separately below, our total revenue increased to US$85.22 million and US$41.24 million for the nine and three months ended December 31, 2010, respectively.  This increase was mainly due to the increase of the distribution and service contracts we signed with our customers and the successful and timely implementation of our contracts. These achievements were mainly a result of our successful establishment of an experienced sales and implementation team.

For the nine and three months ended December 31, 2010, we achieved approximately US$72.82 million and US$32.79 million of equipment sales and installation revenue respectively, as compared to US$39.15 million and US$14.12 million for the same period of 2009.  We completed 57 and 30 projects related to sales and installation of equipment for the nine and three months ended December 31, 2010 respectively, as compared to 31 and 11 projects for the same period of 2009. During the nine months ended December 31, 2010, one of these completed projects had a contract value greater than US$8 million, five had a contract value greater than US$3 million, eleven had a contract value greater than US$2 million and eight had contract values of more than US$1 million.  For the same period of 2009, one of these completed projects had a contract value of more than US$13 million, two had a contract value greater than US$4 million and four had a contract value greater than US$1 million.

For the nine months ended December 31, 2010 and 2009, we achieved approximately US$11.2 million and US$6.4 million of software revenue, respectively. For the nine months ended December 31, 2010 and 2009, we sold 32 sets and 73 sets of our data processing software and achieved US$2.8 million and US$6.4 million of data processing software revenue, respectively. In addition, for the nine months ended December 31, 2010, we also achieved approximately US$8.4 million (value added tax excluded) of software revenue in relation to the US$13 million (US$12 million, excluding the related value added tax) of software sales and technical implementation contracts we signed with China Petroleum and Petrochemical Engineering Institute (CPPEI), a direct subsidiary of Petro China Company Limited (“PetroChina”).  This software package sold to PetroChina was a special ordered software we purchased and customized for PetroChina and was mainly used for the production planning and products distribution management system, which covered approximately 200 end users of the logistics dispatch command centers of PetroChina in Beijing and six other provinces across China.  For the three months ended December 31, 2010, we sold nil and 30 sets of our data processing software, respectively, and achieved US$ nil and US$2.7 million of software revenue, respectively. The approximately US$8.4 million of software revenue we achieved for the three months ended December 31, 2010 was the software revenue generated from the PetroChina contract as discussed above.

For the nine months ended December 31, 2010, we also achieved approximately US$1.2 million of technical services revenue of which approximately US$1.1 million of technical implementation service revenue was related to the software pre-installation test services included in the PetroChina software contracts as discussed above.

As of December 31, 2010 and 2009, we had 28 and 26 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$47 million and US$36 million, respectively. These achievements were mainly a result of our successful establishment of an experienced sales and implementation team. We have served the Chinese petroleum and petrochemical industries since 2004 through our four operating subsidiaries. We worked for approximately one year to establish relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and to become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed assets investments within these industries, we successfully increased the size and scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal year 2010.  We believe, with the successful implementation of our contracts, and our continued efforts in developing the business and enhancing our client relationships, our revenue will continue to increase in fiscal year 2011.

The revenue amount we received from our customers on delivery and installation contracts prior to the completion of related technical services and the delivery of acceptance certificates from our customers was recorded as deferred revenue. Accordingly, the related equipment purchase costs that actually occurred for these uncompleted projects (for each reporting period) were recorded as deferred costs of revenue. As of December 31, 2010, the balances of deferred revenue and deferred costs were insignificant. We track and record the deferred revenue and deferred cost of revenue on a project basis. The deferred revenue and deferred cost will be recognized as revenue and cost of revenue with the completion of the related technical services and receipt of an acceptance certificate from our customers on a matching basis. The gross margin of each reporting period reflects the actual gross profitability of contracts completed in each reporting period.

Our newly acquired majority owned subsidiary, Anhui Jucheng, is primarily engaged in manufacturing and selling the industrial chemical product, Polyacrylamide.  Polyacrylaminde is mainly used in the following areas: (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) auxiliary for papermaking industry; and (4) flocculant for river water treatments.  We acquired Anhui Jucheng on July 5, 2010, Therefore, Anhui Jucheng’s results of operations were  consolidated with ours from July 5, 2010 for our fiscal year ending March 31, 2011.

For the period from July 5, 2010 through December 31, 2010, Anhui Jucheng sold approximately 7,730 tons of Polyacrylamide products, and achieved approximately US$15.33 million of net revenue.  For the three months ended December 31, 2010, Anhui Jucheng sold approximately 3,530 tons of Polyacrylaminde products, and achieved approximately US$6.84 million of net revenue.

Cost of sales:

Cost of sales consists of the equipment and software purchase cost recognized in-line with the related contract revenue, and the amortization amount of our software copyright.

Cost of sales of Anhui Jucheng represented the manufacturing cost of the chemical product, Polyacrylamide, sold in each reporting period, which mainly consist of raw material cost (mainly consist of acrylonitrile, acrylic acid and acrylamide solution), salary cost of manufacturing department and other manufacturing overhead such as electricity, water, depreciation and other manufacturing supplies.

For the nine months ended December 31, 2010, our total cost of sales increased to US$78.78 million from US$31.99 million for the same period of 2009. For the three months ended December 31, 2010, our total cost of sales increased to US$39.35 million from US$11.36 million for the same period of 2009.  Without regard to the cost of sales of US$14.16 million and US$6.36 million incurred by Anhui Jucheng, for the nine and three months ended December 31, 2010, our total cost of sales increased to US$64.62 million and US$32.99 million, respectively.

Gross margin:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
	US$ M	US$ M	US$ M	US$ M
Equipment sales and installation, software sales and technical services
Net revenue	41.24	16.81	85.22	45.60
Cost of sales	32.99	11.36	64.62	31.99
Gross margin	8.25	5.45	20.60	13.61
Overall gross margin (%)	20%	32%	24%	30%

Without regard to the gross profit generated by our newly acquired majority owned subsidiary, Anhui Jucheng, discussed separately below, for the nine and three months ended December 31, 2010, our gross profit increased to US$20.60 million and US$8.25 million as compared to US$13.61 million and US$5.45 million for the same period of 2009.  The level of our overall gross margin was mainly affected by the relative percentage of our separate software sales and technical services volume for each reporting period and the overall average gross margin of our equipment sales and installation projects completed for each of the reporting period.  For the nine and three months ended December 31, 2010, the cost of our software sales consisted of the purchase cost of the software for PetroChina, and the amortization of our software copyright during each reporting period.  Other direct installation and testing costs related to the software sales were insignificant based on our historical experience, and we did not separate these software related expenses from our total expenses in the normal course of business. We normally do not incur any additional special costs when performing separate technical services and we did not consider the allocation of a proportion of our expenses as the cost of technical services as necessary, because it was considered insignificant based on our experience.

For the nine months ended December 31, 2010 and 2009, our overall gross margins were 24% and 30%, respectively.  The gross margin for our equipment sales and installation contracts was 19.4% for both the nine months ended December 31, 2010 and 2009, which was considered normal and stable based on our historical experiences.  The relative percentage of our separate software sales and technical services volume over the total net revenue we achieved (excluding the sales of Anhui Jucheng) were 14.5% and 14.2% for the nine months ended December 31, 2010 and 2009, respectively.  Therefore, the decrease of the overall gross margin for the nine months ended December 31, 2010 as compared to the same period of 2009 was mainly because of the decrease of the software and technical services gross margin.  We achieved approximately US$2.8 million and US$6.4 million data processing software revenue, representing approximately 3% and 14% of our total net revenue (excluding the sales of Anhui Jucheng) for the nine months ended December 31, 2010 and 2009, respectively, with the corresponding amortization of the data processing software copyright we purchased recognized in cost of sales. The gross margin for the data processing software is dependent on the sales volume we achieve for each of the reporting periods.  Therefore, the decrease of the sales volume of the data processing software for the nine months ended December 31, 2010 caused this software sales gross margin to decrease to 84% as compared to 93% for the same period of 2009.  For the software sales and technical implementation services contract we signed with PetroChina, the overall gross margin of these contracts is around 50%-55%. For the nine months ended December 31, 2010, we have completed the pre-installation test services contract and the delivery and the installation of the software platforms contract. Accordingly, we achieved approximately US$1.1 million technical services revenue and US$8.4 million software sales and installation revenue, totally representing approximately 11% of our total net revenue achieved for the period (excluding the sales of Anhui Jucheng). As of December 31, 2010, gross margin achieved from these contracts was approximately 43%, which is lower than our overall data processing software gross margin. We expect to complete the final contract with PetroChina, which is related to the software post-sale technical services and would contribute approximately US$2.4 million technical service revenue and 100% gross margin in the first half of the calendar year 2011.  For the three months ended December 31, 2010 and 2009, our overall gross margins were 20% and 32%, respectively.  The reasons for the decrease of the overall gross margin for the three months ended December 31, 2010 as compared to the same period of 2009 were similar to those as discussed above for the nine months ended December 31, 2010.

We believe that our overall gross margin is typically between 20%-30% on a fiscal year basis. As discussed above, on a quarterly basis, our overall gross margin was not stable and comparable to each other, which was mainly because of the different percentage of the software and technical services revenue and the equipment sales and installation revenue recognized in each quarter (reporting period), which contribute a very different gross margin as compared with each other.  For the fiscal year ended March 31, 2010, approximately 45% of the total equipment sales and installation projects were completed and recognized in the last quarter of that fiscal year (i.e. three months ended March 31, 2010).  Therefore, although for the nine months ended December 31, 2009, the overall gross margin was approximately 30%, which was much higher than that of the same period of 2010 of 24%, the overall gross profit for the fiscal year 2010 decreased to 24%. This was due to the recognition of a significant portion of the equipment sales and installation revenue in the last quarter of our fiscal 2010 and the decrease of the relative percentage of the software and technical services revenue over the total net revenue for the complete fiscal year 2010.  As of December 31, 2010, we do not have any material uncompleted equipment sales and installation contract signed with gross margin significantly below our average gross margin, which was 18%-20%. Therefore, we believe that these existing uncompleted contracts will not have an adverse impact on our future gross margin. We will continue to monitor and review our sales contracts to determine if there will be any adverse impact on our gross margin in future reporting periods.

Sale of chemical products	Three months ended December 31, 2010	July 5, - December 31, 2010
	US$ M	US$ M
Net revenue	6.84	15.33
Cost of sales	6.36	14.16
Gross margin	0.48	1.17
Overall gross margin (%)	7.0%	7.6%

Anhui Jucheng achieved a 7.6% gross margin for the period from July 5, 2010 through December 31, 2010.  For the three months ended December 31, 2010, Anhui Jucheng achieved a 7% gross margin for the three months ended December 31, 2010.  Management believes that the overall gross margin of Anhui Jucheng should normally approximate 10%-15%.  The relatively lower gross margin for the period from July 5, 2010 through December 31, 2010 and for the three months ended December 31, 2010 was mainly because during these periods, the overall market supply of the raw material for producing polyacrylamide was relatively insufficient, which caused an increase in the raw material purchase price.  We will gradually increase our product selling price and we believe that the overall gross margin will improve in the future.  Meanwhile, management is making efforts to sell our products to end users directly in the future, instead of selling through distributors. If this can be achieved, we believe our gross margin of this segment will further improve to approximately 20%.

Operating expense

Our operating expenses include: selling expenses, general and administrative expenses and research and development expenses.

The following tables set forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	For the three months ended December 31,				For the nine months ended December 31,
	2010		2009		2010		2009
	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	41.24	100%	16.81	100%	85.22	100%	45.60	100%
– Selling expenses	1.16	2.8%	0.28	1.7%	1.42	1.7%	0.82	1.8%
– G&A expenses	0.44	1.1%	0.29	1.7%	1.95	2.3%	0.86	1.9%
– R&D expenses	0.07	0.2%	0.02	0.1%	0.19	0.2%	0.04	0.1%
Total operating expenses	1.67	4.1%	0.59	3.5%	3.56	4.2%	1.72	3.8%

The following tables set forth the analysis of the operating expenses of Anhui Jucheng:

	Three months ended December 31, 2010		July 5, - December 31, 2010
	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	6.83	100%	15.33	100%
– Selling expenses	0.31	4.5%	0.62	4%
– G&A expenses	0.26	3.8%	0.55	3.6%
Total operating expenses	0.57	8.3%	1.17	7.6%

1.	Equipment sales and installation, software sales and technical services

Selling expenses:

Our selling expenses increased to US$1.42 million for the nine months ended December 31, 2010 from US$0.82 million for the same period of 2009.  For the three months ended December 31, 2010, our selling expenses increased to US$1.16 million from US$0.28 million for the same period of 2009.  Our selling expenses mainly include freight, marketing research and development expenses, salary expenses and traveling expenses.

For the nine months ended December 31, 2010 and 2009, the increase in selling expenses was mainly due to the following reasons: (1) salary expense and staff welfare increased by approximately US$0.03 million, which was mainly due to the expansion of our business and increase of the staff numbers in our sales department; (2) travelling expenses increased by approximately US$0.05 million which was in line with the expansion of our business; (3) freight expenses increased by approximately US$0.17 million; On an annual basis, the percentage of our freight expense over the total net equipment sales and installation revenue we achieved decreased in fiscal year 2011 as compared to that of our fiscal year 2010, which was due to the fact that we had more contracts using FOB terms in fiscal year 2011, where we only bore the land freight from the overseas manufacturing facilities to the oversea ports; however, in our fiscal year 2010, we had some contracts using CIF terms where we bore air freight for these shipments, which is significantly higher than the land freight.  However, since freight expenses is considered insignificant to our total net equipment sales and installation revenue (normally approximately 0.5%-0.8% to the total net equipment sales and installation revenue on both quarterly and annual basis), freight expenses were recorded when incurred, and for our fiscal year 2010, a significant portion of our freight expense was incurred and recorded in the last quarter of that year, (i.e. three months ended March 31, 2010), while in fiscal year 2011, most of our freight expenses was incurred and recorded for the three months ended December 31, 2010.  Therefore, for the nine and three months ended December 31, 2010, freight expenses were higher than that of the same period of 2009, while on an annual basis, our freight expenses would not increase significantly as compared to our last fiscal year.  Freight expenses incurred for each quarter reflected the shipments we made during the period, while the revenue related to these shipments was normally recognized in later periods depending on when the installation and technical support were completed and the related equipment was accepted by our customers.  Therefore, the freight expenses incurred for each period might not be comparable on a quarterly basis; and (4) marketing research and development expenses increased by approximately US$0.35 million as compared to the same period of 2009. On an annual basis, the percentage of our marketing research and development expenses over total net revenue we achieved decreased in fiscal year 2011 as compared to fiscal year 2010, which was mainly a result of our successful brand and client relationship building activities performed in prior years which enabled us to decrease some of our market research and development costs in this year. However, for our fiscal year 2010, a significant portion of our marketing research and development activities occurred in the last quarter of that fiscal year, (three months ended March 31, 2010), while for fiscal year 2011, these expenses was incurred for the three months ended December 31, 2010.  Therefore, for the nine and three months ended December 31, 2010, marketing research and development expenses were higher than that of the same period of 2009, while on an annual basis, our marketing research and development expenses would not increase significantly as compared to that of our last fiscal year.  The reasons for the increase of the selling expenses for the three months ended December 31, 2010 were the same as those discussed for the nine months ended December 31, 2010.

We believe that the percentage of our total selling expenses compared to the total net revenue for the corresponding period for each reporting period may not be stable, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including but not limited to attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in consideration of the pre-market activities that may not generate revenue. In accordance with the principles set by US GAAP, our expenses for the “pre-contract” stage were expensed and recorded in earnings when they occurred. Therefore, the amount of “pre-contract” expenses directly related to the marketing activities and number of contracts we participated in during each reporting period, but not to the corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses increased to US$1.95 million for the nine months ended December 31, 2010 from US$0.86 million for the same period of 2009. For the three months ended December 31, 2010, our general and administrative expenses increased to US$0.44 million from US$0.29 million for the same period of 2009. Our general and administrative expenses mainly include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including but not limited to legal, audits, financial consultancy and investor relations). We expect that our general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs in connection with the expansion of our business. We also expect to incur increased professional services costs in the future in connection with disclosure requirements under applicable securities laws, and our efforts to continue to improve our internal control systems in-line with the expansion of our business.

For the nine months ended December 31, 2010 and 2009, our general and administrative expenses increased due to the following reasons: (1) an approximate US$0.08 million increase of rental expenses due to renting an additional office and four apartments for the expansion of our business and increase of staff; (2) an approximate US$0.07 million increase of salary expenses due to the increase of staff in connection with the expansion of our business; (3) an approximate US$0.13 million increase in general office administration expenses, such as communication, utilities and depreciation, which was in-line with the expansion of our business support activities; (4) an approximate US$0.18 million increase in share-based compensation expenses; and (5) an approximate US$0.64 million increase in professional services charges related to our U.S. reporting requirements as a public company, including but not limited to legal, accounting and investor relations.

Research and development expenses:

Research and development expenses represent the salary expenses and other related expenses of our research and development department. Our research and development expenses increased to US$0.19 and US$0.07 million for the nine and three months ended December 31, 2010 as compared with US$0.04 and US$0.02 million for the same period of 2009, due to an increase of the technical staff to meet our R&D needs. We expect our research and development expenses to increase in the future as we plan to hire additional R&D personnel to strengthen the functionality of our current software products and develop additional competitive industrial software products.

2.	Sale of chemical products

Selling expenses:

For the period from July 5, 2010 through December 31, 2010, Anhui Jucheng incurred approximately US$0.62 million of selling expenses, which mainly consist of (1) freight expense of approximately US$0.23 million; (2) salary expense of the sales department of approximately US$0.18 million; (3) products packing material costs of approximately US$0.10 million; (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.11 million.

General and administrative expenses:

For the period from July 5, 2010 through December 31, 2010, Anhui Jucheng incurred approximately US$0.55 million of general and administrative expenses, which mainly consist of (1) salary and welfare of management and administrative staff of approximately US$0.20 million; (2) traveling expenses of approximately US$0.08 million; (3) insurance and other taxes of approximately US$0.07 million; and (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.20 million.

Operating profits

As a result of the foregoing, our operating profit increased to US$17.04 million for the nine months ended December 31, 2010, which was mainly generated from our equipment sales and installation, software sales and technical services, as compared to the US$11.90 million operating profit we achieved for the same period of 2009. For the three months ended December 31, 2010, our operating profit increased to US$6.5 million, of which US$6.59 million was generated from our equipment sales and installation, software sales and technical services, and we incurred approximately US$0.09 million operational loss for the sales of chemical products, as compared to the US$4.85 million of operating profit we achieved for the same period of 2009.

Other income and expenses

Our other income and expenses mainly include interest income, interest expenses, bank charges, exchange gains or losses, value added tax refund, other income and expenses.

Interest income, interest expenses, bank charges and exchange gains or losses:

•	Interest income represents the interest income we earned from cash deposits we kept in the commercial banks.

•
Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholders (annual interest rate of 3% to 5%), and the short-term bank loans of approximately US$1.96 million as of December 31, 2010, which were borrowed by our newly acquired subsidiary, Anhui Jucheng. For the nine months ended December 31, 2010, we incurred approximately US$0.2 million in interest expenses for the shareholder loans we borrowed, and approximately US$0.07 million in interest expenses for the short-term bank loans borrowed by Anhui Jucheng.  We also incurred approximately US$0.1 million in bank handling charges for the nine months ended December 31, 2010 for the international contract settlements with our overseas equipment suppliers. The decrease of the interest expenses and bank charges for the nine months ended December 31, 2010, as compared to the same period of 2009, was mainly a result of the decrease of the principal amount we borrowed from our shareholders in these periods.

•
Exchange loss occurred for the nine months ended December 31, 2010 was mainly due to the devaluation of the US dollar against the Renminbi, Japanese Yen and Euro.  Exchange losses arose from our bank deposits and shareholder loans denominated in currencies other than Renminbi.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise with its own software copyright. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect to sales of self-developed software products. We pay 17% value added tax for our software sales and the tax authorities will refund us 14% of the value added tax that we pay normally within about 2-3 months. This refund is regarded as subsidy income granted by the PRC government and we recognize the value added tax refund as other income and only when it has been received. There is no condition to the use of the refund received. We received approximately US$1.93 million and US$0.22 million of value added tax refund for the nine months ended December 31, 2010 and 2009, respectively.

Other:

For the nine and three months ended December 31, 2010, Anhui Jucheng received approximately US$0.46 million and US$0.19 million subsidy income and awards, respectively, from its provincial and regional governments for its technologies contribution and development in the polyacrylamide production field.  For the nine and three months ended December 31, 2010, Anhui Jucheng, also achieved approximate US$0.07 and US$ 0.05 other income from selling of scrap raw materials and other supplies, respectively.

Income before income tax

As a result of the foregoing, our income before income tax increased to US$18.59 million for the nine months ended December 31, 2010, US$18.12 million of which was generated from our equipment sales and installation, software sales and technical services, and US$0.47 million was generated from our sale of chemical products, as compared to US$11.30 million income before income tax we achieved for the same period of 2009.

For the three months ended December 31, 2010, our income before income tax increased to US$7.71 million, of which US$7.58 million was from our equipment sales and installation, software sales and technical services, and US$0.13 million was from our sale of chemical products, as compared to the US$4.65 million income before income tax we achieved for the same period of 2009.

Income tax expenses

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong profits tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the nine and three months ended December 31, 2010 and 2009.

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

Net income

As a result of the foregoing, our net income increased to US$18.48 million for the nine months ended December 31, 2010, US$18.12 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.36 million was generated from our sale of chemical products, as compared to US$11.30 million net income we achieved for the same period of 2009.

For the three months ended December 31, 2010, our net income increased to US$7.68 million, US$7.58 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.10 million was generated from our new sales of chemical products, as compared to the US$4.65 million net income we achieved for the same period of 2009.

Income attributable to non-controlling interest

Net income generated from our newly acquired majority owned subsidiary, Anhui Jucheng, was allocated to the non-controlling shareholder of Anhui Jucheng based on his respective percentage of the ownership in the entity. Based on the percentage ownership of Anhui Jucheng, US$0.17 million and US$0.05 million of Anhui Jucheng’s net income was attributable to the 49% noncontrolling interest shareholders of Anhui Jucheng for the nine and three months ended December 31, 2010.

Net income available to LianDi Clean shareholders

Net income available to LianDi Clean shareholders was US$18.31 million and US$7.63 million for the nine and three months ended December 31, 2010, respectively, as compared to US$11.30 million and US$4.65 million for the same period of 2009, respectively.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the nine and three months ended December 31, 2010 was approximately US$3.01 million and US$1.06 million, respectively, which were recorded as a deduction to the net income available to common stockholders of LianDi Clean for the nine and three months ended December 31, 2010, respectively.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock, which was US$3.50 per share, and the actual number of days each share was outstanding within the reporting period. The total preferred stock dividend accrued was approximately US$1.43 million and US$0.45 million for the nine and three months ended December 31, 2010, respectively.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents.  As of December 31, 2010, we had cash and cash equivalents of approximately US$40.98 million.

Our liquidity needs include: net cash used in operating activities, which mainly consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our newly acquired subsidiary, Anhui Jucheng, to purchase raw materials for the manufacturing of chemical products; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of chemical products; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities mainly consists of the investments in computers and other office equipment and upgrading and enhancing the existing manufacturing facilities for our newly acquired subsidiary, Anhui Jucheng. Before June 30, 2009, we financed our liquidity needs primarily through working capital loans obtained from our shareholders. From the second half of our fiscal year 2010, along with the significant increase of our net income and our efficient management of the collection of the trade receivables and other receivables, we started to generate positive cash flow from our operating activities, and repaid a significant portion of the shareholder loan from our Japanese shareholder. Currently, we primarily finance our liquidity needs through net cash generated from our own operating activities.

The following tables provide detailed information about our net cash flow for the periods indicated:

	Nine months ended December 31,
	2010	2009
	(Amount in thousands of US dollars)

Net cash (used in) provided by operating activities	(18,037)	7,841
Net cash (used in) provided by investing activities	(316)	14,438
Net cash used in financing actives	(944)	(9,171)
Effect of foreign currency exchange rate changes	1,041	27
Net (decrease) increase in cash and cash equivalents	(18,256)	13,135

Net cash (used in) provided by operating activities:

As a result of our company’s normal business operations, a very significant portion of our cash was used to import equipment from our suppliers. Before the equipment was shipped to our customers, the prepayment was recorded as prepayment to suppliers. After the equipment was shipped and before it was accepted by our customers, the payments were recorded as deferred cost.  For the nine months ended December 31, 2010, we achieved approximately US$19.8 million in net income (excluding the noncash expenses of depreciation, amortization and share-based compensation expenses), In the meanwhile, our accounts receivable and bills receivable balance increased by approximately US$24.5 million, of which approximately US$12.4 million has been subsequently collected after the quarter ended December 31, 2010.  During the same period, we spent approximately US$8.4 million as the prepayments to our equipment suppliers for the uncompleted contracts we performed during the period, and to our raw material suppliers for purchasing raw materials of chemical products, and increased of our inventory storage of approximate US$1.2 million. We also spent approximately US$2.5 million to settle our accounts payable and other payables and approximate US$1.1 million for tender deposits and other prepayments.  Therefore, in the aggregate, these transactions resulted in an approximately US$18.0 million cash outflow during the nine months ended December 31, 2010.  For the nine months ended December 31, 2009, the approximate US$7.8 million in net cash inflow from operating activities was mainly generated as a result of the approximately US$11.3 million of net income generated for that period.

Net cash (used in) provided by investing activities:

For the nine months ended December 31, 2010, our net cash used in investing activities included four noteworthy transactions. First, we had an approximately US$2.39 million net cash inflow primarily in connection with the Anhui Jucheng acquisition, representing Anhui Jucheng’s cash and cash equivalents on acquisition by us. We injected capital of RMB40.8 million (approximately US$6 million) into Anhui Jucheng in the form of cash in exchange for its 51% equity interest.  Anhui Jucheng then became our subsidiary and therefore the capital contribution has no impact on our consolidated cash flows. Second, during the nine months ended December 31, 2010, our newly acquired subsidiary, Anhui Jucheng, spent approximately US$0.14 million cash to purchase the equipment for the upgrading of its current manufacturing facilities and incurred approximately US$0.97 million as a deposit for land use rights to further upgrade its manufacturing facilities. Third, during the nine months ended December 31, 2010, we repaid approximately US$4.89 million in third party loans.  Fourth, we also collected approximately US$3.3 million of a temporary loan we made to a third party.  In the aggregate, these transactions resulted in a net cash outflow of investing activities for about US$0.32 million for the nine months ended December 31, 2010. For the nine months ended December 31, 2009, the approximate US$14.4 million cash inflow generated from investing activities mainly represented the temporary loan to a third party in February 2009 and collected in September 2009.

Net cash used in financing activities:

Our net cash used in financing activities included the following transactions: (1) the loans we borrowed from or repaid to our shareholders and noncontrolling shareholder of our newly acquired subsidiary, Anhui Jucheng; (2) cash used in the payment of the cash dividends to the convertible preferred stockholders; and (3) cash provided by or used for the decrease or increase of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities.

For the nine months ended December 31, 2010, (1) we paid approximately US$1.13 million cash for the dividends on our convertible preferred stock; (2) as of December 31, 2010, the restricted cash balance increased by approximately US$1.46 million as collateral for issuance of letters of credit to our suppliers as compared to that of March 31, 2010, which was recorded as a cash outflow of our financing activities; (3) Mr. Zuo temporarily deposited approximately US$3.07 million into our bank account, which temporarily increased the amount due to him, which will be settled shortly; (4) we also repaid approximately US$0.83 million to the noncontrolling shareholder of Anhui Jucheng; and (5) Anhui Jucheng also repaid approximately US$0.59 million of a short-term bank loan.  In the aggregate, this resulted in a net cash outflow of financing activities of approximately US$0.94 million for the nine months ended December 31, 2010.  For the nine months ended December 31, 2009, the restricted cash balance increased by approximately US$0.65 million as compared to that of March 31, 2009, which was recorded as a cash outflow of our financing activities, and we also repaid approximately US$8.52 million loan to shareholders during the period, which resulted in a net cash outflow of approximately US$9.17 million for the period.

As of December 30, 2010, we still owe our shareholders approximately US$12 million, which consisted of approximately US$4.4 million due to Mr. Zuo and approximately US$7.6 million due to our Japanese shareholder, SJ Asia Pacific Limited. We did not sign any written agreement with Mr. Zuo in regards to the loan we borrowed from him. Based on the loan agreements we signed with our Japanese shareholder, these outstanding loans bear interest at 3%-5% per annum. Any delayed repayment of these loans without the prior consent from our Japanese shareholder is subject to a 1% penalty. Although we did not receive any commitment from our Japanese shareholder not to demand repayment of the loan, we believe that, along with the rapid growth of our revenue and cash generated from operating activities in fiscal year 2011, our financial position has improved to the point which allows us to repay our shareholders’ loan using money earned from operations on demand without having any significant adverse impact on our financial position and operations.

Credit Facilities:

As of December 31, 2010, we had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$112.3 million (equivalent to approximately US$14.4 million) as compared to an aggregate amount of general facilities of HK$62.3 million (equivalent to approximately US$8 million) as of March 31, 2010. Collateral for the General Facilities include our bank deposits classified as restricted cash, trading securities, unlimited guarantee from Mr. Zuo (our CEO and Chairman), a standby letter of credit of not less than HK$95 million (or approximately US$12.2 million) issued by a bank which is in turn guaranteed by SJI Inc. (a stockholder of our company) and undertaking from Hua Shen HK to maintain a tangible net worth at not less than HK$5 million (or approximately US$644 thousand). We readily meet this requirement and complied with this requirement during all periods presented. There is a small risk of non-compliance, especially, considering that our bank’s requirement for tangible net worth is far below our current tangible net worth.  As of December 31, 2010, there were outstanding import shipping guarantees of $2,500,528 issued by the banks on behalf of our company under the General Facilities. There was no other borrowing under the General Facilities as of December 31, 2010. In addition, on August 6, 2009, we obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately US$774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6,000,000 from us. As of December 31, 2010, there was no borrowing under the Government Sponsored Facility. Going forward, we do not expect any negative changes in our general credit facilities, especially in light of the fact that our sales have been growing rapidly.

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

However, based on our dialogue to date, we believe that the following table sets forth the range of estimated costs to build and design our new manufacturing facility:

Land use rights (approximately 400,000 sq ft.) located in special China Economic Development Zone:	$5 to $8 million
Factory construction:	$5 to $8 million
Factory equipment:	$6 to $8 million

Total estimated cost:	$16 to $24 million

We do not intend to use such proceeds to repay any portion of the shareholder loans.

Recent event:

In September 2010, we entered into a strategic alliance with System Kikou Co., Ltd, located in Tokyo, Japan, one of the worlds leading automated oil sludge treatment companies. The alliance was consummated to capitalize on a recent Chinese government mandate which was promulgated after a major fatal accident (unrelated to the Company) in June 2010 that killed six workers in China. The mandate is that all China’s oil refiners switch to automated cleaning technology to protect the safety of workers; System Kikou is one of the world’s leaders in this cleaning technology.

C.  Off-Balance Sheet Arrangements

Our company did not have any significant off-balance sheet arrangements as of December 31, 2010.

D.  Tabular Disclosure of Contractual Obligations

The following table sets forth our company’s contractual obligations as of December 31, 2010 (Unaudited):

Amount

Remainder of fiscal year ending March 31, 2011	$91,075
Fiscal year ending March 31, 2012	309,703
Fiscal year ending March 31, 2013	226,842
Fiscal year ending March 31, 2014	14,326
Thereafter	-
Total minimum lease payments	$641,946

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2010, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIANDI CLEAN TECHNOLOGY INC.

Date: February 22, 2011	By:	/s/ Jianzhong Zuo
Jianzhong Zuo, Chief Executive Officer and President
(Principal Executive Officer)

Date: February 22, 2011	By:	/s/ Yong Zhao
Yong Zhao, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002