Form 10-K
period 2011-03-31
LianDi Clean Technology Inc.
filed 2011-06-29
CIK 1353386

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes  ☐     No  ☐  *The Registrant has not yet been phased into the Interactive Data File requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on September 30, 2010 was $21,213,917, which was computed upon the basis of the closing price on that date.

There were 31,409,910 shares of common stock of the registrant outstanding as of June 27, 2011.

i

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “LianDi,” “we,” “us” or “our” are references to the combined business of LianDi Clean Technology Inc. and its consolidated subsidiaries.  References to “China LianDi” are references to our wholly-owned subsidiary, China LianDi Clean Technology Engineering Ltd.; references to “Hua Shen HK” are references to our wholly-owned subsidiary, Hua Shen Trading (International) Ltd.; references to “PEL HK” are to our wholly-owned subsidiary, Petrochemical Engineering Ltd.; references to “Bright Flow” are references to our wholly-owned subsidiary, Bright Flow Control Ltd.; references to “Hongteng HK” are references to our wholly-owned subsidiary, Hongteng Technology Limited.; references to “Beijing JianXin” are references to our wholly-owned subsidiary, Beijing JianXin Petrochemical Engineering Ltd.; references to “Beijing Hongteng” are references to our wholly-owned subsidiary, Beijing Hongteng Weitong Technology Co., Ltd.; and references to “Anhui Jucheng” are references to our majority-owned subsidiary, Anhui Jucheng Fine Chemicals Co., Ltd.  References to “China” or “PRC” are references to the People’s Republic of China.  References to “RMB” are references to Renminbi, the legal currency of China, and all references to “$” and dollar are references to the U.S. dollar, the legal currency of the United States.

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

PART I

Item 1.	Business

Company Background

We are a holding company that provides downstream flow equipment and engineering services to China’s leading petroleum and petrochemical companies.  Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Our wholly-owned subsidiary, China LianDi Clean Technology Engineering Ltd. (“China LianDi”), was established in July 2004 to serve the largest Chinese petroleum and petrochemical companies. Through our operating subsidiaries, which are Hua Shen Trading (International) Ltd. (“Hua Shen HK”), Petrochemical Engineering Ltd. (“PEL HK”), Bright Flow Control Ltd. (“Bright Flow”), Hongteng Technology Limited (“Hongteng HK”), Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”), Beijing Hongteng Weitong Technology Co., Ltd. (“Beijing Hongteng”), and Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”), we: (i) distribute a wide range of petroleum and petrochemical valves and equipment, including unheading units for the delayed coking process, as well as provide associated value-added technical services; (ii) provide systems integration services; (iii) develop and market proprietary optimization software; (iv) distribute and lease oil sludge cleaning equipment and provide oil sludge cleaning services, which we expect to be launched in July 2011; and (v) manufacture and sell industrial chemical products through our majority-owned subsidiary, Anhui Jucheng. Our products and services are provided both bundled or individually, depending on the needs of the customer.

Our objectives are to enhance the reputation of our brand, continue our growth and strengthen our position in production automation, process optimization, as well as clean and advanced technology for the petroleum and petrochemical industry in China. In the next three years, we intend to expand the range of the industrial equipment to be delivered to our customers, which we expect will expand our ability to bid for a broader range of projects while meeting more of our customers’ needs. We intend to strengthen our optimization software for the efficiency and safety of the production and management processes for petroleum and petrochemical companies, enhancing its function and reliability. We intend to leverage our current relationships in the petroleum and petrochemical industry to become a leading player in clean and advanced technology by entering into the oil sludge cleaning solution area with the advanced equipment and technologies introduced by our strategic business partner, System Kikou Co., Ltd. (“SKK”). We also intend to expand and further develop our long-term relationships with our customers, helping them reduce their production costs and increase the efficiency and safety of their facilities.

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

Bright Flow was established in Hong Kong under the laws of Hong Kong Special Administrative Region of the PRC in 2007. This company is mainly engaged in the distribution of petrochemical equipment.

Hongteng HK was established in Hong Kong under the laws of Hong Kong Special Administrative Region of the PRC in 2009. In December 2010, we acquired a 100% interest of Hongteng HK (including its wholly-owned subsidiary, Beijing Hongteng) from Mr. Jianzhong Zuo, our Chief Executive Officer, President and Chairman.

Beijing JianXin was incorporated in Beijing, PRC in May 2008, and is a wholly-owned subsidiary of PEL HK. Beijing JianXin is mainly engaged in distributing industrial oil and gas equipment and providing related technical and engineering services, developing and marketing optimization software and providing clean technology solutions for the delayed coking industry.

Beijing Hongteng was incorporated in Beijing, PRC in January 2010, and is a wholly-owned subsidiary of Hongteng HK.  Beijing Hongteng is mainly engaged in distribution and leasing of oil sludge cleaning equipment and providing oil sludge cleaning services, which we expect to be launched in July 2011.

Anhui Jucheng was incorporated in Anhui, PRC in January 2005. On July 5, 2010, we acquired a 51% interest of Anhui Jucheng and it became our majority-owned subsidiary. Anhui Jucheng is engaged in developing, manufacturing and selling organic and inorganic chemicals and high polymer fine chemicals with related technical services.

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

Share Exchange Agreement with China LianDi and Private Placement

Share Exchange Agreement

On February 26, 2010 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”), by and among (i) China LianDi and China LianDi’s shareholders, SJ Asia Pacific Ltd., a company organized under the laws of the British Virgin Islands, which is a wholly-owned subsidiary of SJI Inc., a Jasdaq listed company organized under the law of Japan, China Liandi Energy Resources Engineering Technology Limited, a company organized under the laws of the British Virgin Islands, Hua Shen Trading (International) Limited, a company organized under the laws of the British Virgin Islands, Rapid Capital Holdings Limited, a company organized under the laws of the British Virgin Islands, Dragon Excel Holdings Limited, a company organized under the laws of the British Virgin Islands, and TriPoint Capital Advisors, LLC, a limited liability company organized under the laws of Maryland (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) Reed Buley, our former principal stockholder. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to us all of the China LianDi Shares in exchange for 27,354,480 shares of our common stock (such transaction, the “Share Exchange”). As a result of the Share Exchange, we are now a holding company, which through our operating companies in the PRC, provides downstream flow equipment and engineering services, optimization software packages, clean and advanced industrial technology based equipment and services and industrial chemical products to the leading petroleum and petrochemical companies in the PRC.

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

In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement with the SEC to register for resale the Issued Shares, the Conversion Shares and the Warrant Shares within 30 calendar days of the Closing Date, and to have such registration statement declared effective within 180 calendar days of the Closing Date. We agreed to keep such registration statement continuously effective under the Securities Act until such date as is the earlier of the date when all of the securities covered by such registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule144. If we do not comply with the foregoing obligations under the Registration Rights Agreement, we will be required to pay cash liquidated damages to each investor, at the rate of 2% of the applicable subscription amount for each 30 day period in which we are not in compliance; provided, that such liquidated damages will be capped at 10% of the subscription amount of each investor and will not apply to any shares that may be sold pursuant to Rule 144 under the Securities Act, or are subject to an SEC comment with respect to Rule 415 promulgated under the Securities Act.  The registration statement was declared effective by the SEC on August 20, 2010 and remains effective as of the date of this Annual Report on Form 10-K.

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

Our net income for the fiscal year ended March 31, 2011 for the purposes of the Securities Escrow Agreement was $24.1 million and exceeded the 2011 Performance Threshold.  Therefore, the escrow shares will be released to the Principal Stockholder.

Industry and Market Overview

China Petroleum and Petrochemical Industries

According to the U.S. Energy Information Administration Report dated November 2010, we have obtained the following industry and market overview.

China consumed an estimated 8.3 million barrels per day (“bbl/d”) of oil in 2009, up nearly 500 million bbl/d from 2008 levels, making it the second-largest oil consumer in the world behind the United States. During that same year, China produced an estimated 4.0 million bbl/d of total oil liquids, of which 95 percent was crude oil. China’s net oil imports were approximately 4.3 million bbl/d in 2009, again making it the second-largest net oil importer in the world behind the United States and for the first time surpassing Japan’s imports. Energy Information Administration forecasts that China’s oil consumption will continue to grow during 2011, with oil demand reaching 9.6 million bbl/d in 2011. This anticipated growth of over 1.2 million bbl/d between 2009 and 2011 represents about 37 percent of the projected world oil demand growth during the 2-year period according to the September 2010 Short-Term Energy Outlook.   By contrast, China’s oil production is forecasted to rise by about 150 thousand bbl/d to nearly 4.2 million bbl/d in 2011. In the longer term, EIA’s International Energy Outlook projects Chinese demand of liquids fuels to rise to around 17 million bbl/d by 2035. According to Oil & Gas Journal (OGJ), China had 20.4 billion barrels of proven oil reserves as of January 2010, up over 4 billion barrels from the prior year.

China Oil Companies

China’s national oil companies (“NOCs”) wield a significant amount of influence in China’s oil sector. Between 1994 and 1998, the Chinese government reorganized most state-owned oil and gas assets into two vertically integrated firms: the China National Petroleum Corporation (“CNPC”) and the China Petroleum and Chemical Corporation (“Sinopec”). These two conglomerates operate a range of local subsidiaries, and together dominate China’s upstream and downstream oil markets. CNPC remains the much larger and influential NOC and is the leading upstream company  in China. CNPC, along with its publicly-listed arm PetroChina, accounts for roughly 60 percent and 80 percent of China’s total oil and gas output, respectively, though the company’s current strategy is to integrate its sectors and capture more downstream market share. Sinopec, on the other hand, has traditionally focused on downstream activities such as refining and distribution with these sectors making up 80 percent of the company’s revenues in recent years and we believe is gradually seeking to acquire more upstream assets.

Additional state-owned oil firms have emerged in the competitive landscape in China over the last several years. The China National Offshore Oil Corporation (“CNOOC”), which is responsible for offshore oil exploration and production, has seen its role expand as a result of growing attention to offshore zones. Also, CNOOC has proven to be a growing competitor to CNPC and Sinopec by not only increasing its oil exploration and production expenditures in the South China Sea but also extending its reach into the downstream sector particularly in the southern Guangdong Province through its recent 300 billion yuan investment plan. The Sinochem Corporation and CITIC Group have also expanded their presence in China’s oil sector, although their involvement in the oil sector remains dwarfed by CNPC, Sinopec, and CNOOC. The government intends to use stimulus plan to enhance energy security and strengthen Chinese NOCs’ global position by offering various incentives to invest in both upstream and downstream oil markets.

China Oil Refineries

China’s goal is to augment refining capacity by about 3.3 million bbl/d by 2015 if planned projects materialize as scheduled, and China commissioned about 850,000 bbl/d capacity in 2009 according to the International Energy Agency. A recent report by Sinopec stated that the national oil refining capacity would rise to 10 million bbl/d by 2011 and 15 million bbl/d by 2016. According to the BP Statistical Review of World Energy, refinery utilization in China increased from 67 percent in 1998 to 87 percent in 2009.

Sinopec and CNPC are historically the two dominant providers in China’s oil refining sector, accounting for 50 percent and 35 percent of the capacity, respectively. However, CNOOC entered the downstream arena and commissioned the company’s first refinery, the 240,000 bbl/d Huizhou plant, in March 2009 in order to process the high-sulfur crudes from its Bohai Bay fields. Sinochem has also proposed a number of new refineries, and national oil companies from Kuwait, Saudi Arabia, Russia, and Venezuela have entered into joint-ventures with Chinese companies to build new refining facilities. The NOCs recently expanded their refining portfolios through commissioning two more refineries in 2010, Sinopec’s Tianjin and CNPC’s Qinzhou, each carrying capacities of 200,000 bbl/d. By the end of 2009, Sinopec’s total processing capacity reached around 4.2 million bbl/d, up by 12.6 percent over the previous year.

In addition, the National Development and Reform Commission (“NDRC”) plans to eliminate refineries of 20,000 bbl/d that are mostly owned by independent companies in efforts to encourage economies of scale and energy efficiency measures. In addition, PetroChina (CNPC) is recently branching out to acquire refinery stakes in other countries in efforts to move downstream and secure more global trading and arbitrage opportunities.  PetroChina’s acquisition of Singapore Petroleum Corporation and a portion of Japan’s Osaka refinery are examples where PetroChina is looking for a foothold within the region’s refining opportunities.

The expansive refining sector has undergone modernization and consolidation in recent years, with dozens of small refineries, accounting for about 20 percent of total fuel output, shut down, and larger refineries expanding and upgrading their existing systems.

China Oil Prices

The Chinese government launched a fuel tax and reform of the country’s product pricing mechanism in December 2008 in order to tie retail oil product prices more closely to the  international crude oil market, attract downstream investment, ensure profit margins for refiners, and reduce energy intensity caused by distortions in the market pricing. When international crude oil prices skyrocketed in mid-2008, the capped fuel prices downstream caused some refiners, especially the smaller refiners, to cease production causing supply shortfalls and the major NOCs, particularly Sinopec, to incur substantial profit losses. During the first half of 2009, the government issued value added tax rebates on fuel imports and some direct subsidies to stem state-refiners’ losses.

China is taking advantage of the economic recession to liberalize its pricing system and encourage more market responsiveness and fuel efficiency. When fuel prices fluctuate more than 4 percent of the average crude oil price of three grades for over 22 consecutive working days, the NDRC can alter the ex-refinery price. The government also sets transportation charges, processing costs, and refining margins (5% when crude prices are below $80/bbl). Additionally, a consumption tax and value-added tax is added for gasoline and diesel fuels. These taxes are set to replace six transportation fees established by local authorities.

Imports of Heavy Crude Oil

The Middle East remains the largest source of China’s oil imports, although African countries also contribute a significant amount to China’s crude oil imports. According to FACTS Global Energy, China imported 4 million bbl/d of crude oil in 2009, of which approximately 2 million bbl/d (50%) came from the Middle East, 1.2 million bbl/d (30%) from Africa, 184,000 bbl/d (5%) from the Asia-Pacific region, and 686,000 bbl/d (17%) came from other countries. In 2009, Saudi Arabia and Angola were China’s two largest sources of oil imports, together accounting for over one-third of China’s total crude oil imports. In the first half of 2010, crude oil imports jumped to over 4.7 million bbl/d or a 30 percent year on year increase, resulting from China’s increasing demands.  Also, Angola has become as significant an exporter of crude oil to China as Saudi Arabia and in certain months has been the largest supplier.  The EIA expects China to import about 72 percent of its crude oil by 2035, a significant rise from the current 50 percent according to the International Energy Outlook.

As China diversifies its crude oil import sources and expands oil production domestically, state-owned refiners will have to adjust to the changing crude slate. Traditionally, many of China’s refineries were built to handle relatively light and sweet crude oils, such as Daqing and other domestic sources. In recent years, refiners have built or upgraded facilities to support greater Middle Eastern crude oil imports, which tend to be heavy and sour. However, more recently, China’s refiners have also had to prepare for high-acid and high-sulfur crude oil streams. Much of the country’s planned new oil production in the offshore Bohai Bay is considered high-acid, and China is the largest importer of Sudan’s Dar Blend, a high-acid crude.  High-acid oil tends to be light and sweet, but refiners must install stainless steel metallurgy or utilize other advanced processes to successfully run the crude streams. This increased the demands by the Chinese refiners to upgrade and change their production facilities, which we believe also increased the demands for our products and services.

China Environmental Regulations

In recent years, the Chinese government has made protection of the environment a priority, strengthening its environmental legislation. In 2005, the Chinese government’s State Environmental Protection Administration enacted a new, far-reaching regulatory and environmental initiative including reduced total emissions by 15% and increasing China’s energy efficiency by 30%. Furthermore, each province in China has followed the central government’s directive and established their own targets for pollution issues that affect their province. Most of the provinces pollution reduction targets have focused on air pollution caused largely by sulfur dioxide emissions and water pollution. Also, since China entered the World Trade Organization in 2001 and has begun to play an increasingly larger role in international politics, the government has been held more accountable for its climate footprint. At the Copenhagen Climate Conference, the central Chinese government pledged to cut emissions by 40 percent and reaffirmed this pledge at the U.N. Climate Summit in Mexico City in December 2010.

Our Principal Products and Services

Our principal products and services include:

●	distributing a wide range of petroleum and petrochemical valves and equipment, including unheading units for the delayed coking process, as well as providing associated value-added technical services;

●	providing systems integration services;

●	developing and marketing proprietary optimization software;

●	distributing and leasing oil sludge cleaning equipment and providing oil sludge cleaning services which we expect to be launched in July 2010; and

●	manufacturing and selling industrial chemical products.

Distribution & Technical Services

We distribute hundreds of different types of valves and related equipment from manufacturers/suppliers such as Cameron (NYSE: CAM) and Poyam Valves. Recently, we successfully developed our relationship with two new well-known industrial equipment suppliers, Ruhrpumpen, a leading pump manufacturer based in Germany, and ABB, a leader in power and automation technologies based in Switzerland, to distribute their pump and measurement products, respectively, to the Chinese petroleum and petrochemical companies pursuant to the distribution agreements we signed with them. We also provide related value-added technical services to manufacturers and petroleum and petrochemical companies. We provide locally customized technical services for international companies who sell products in China but who do not have local offices. For these companies, we offer our services by enlisting our engineers on the ground to provide localized services for their products. Our technical services include, but are not limited to: communicating with the design and R&D arms of the large Chinese oil companies; verifying and confirming the specification of products; and product inspecting, maintenance and debugging assistance. We have also provided technical services to principal European manufacturers and assisted one to become the vender of block valves for the second line in the West-East Gas Pipeline Project.

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

Oil Sludge Cleaning

The PRC government recently mandated automated cleaning technologies to be used in all oil refiners in China starting on July 1, 2010 in order to improve the safety of refining operations.  We estimate the market for this cleaning technology is approximately US$120 million, growing at about 7% per annum. Currently, only less than 20% of Chinese oil refineries use automated cleaning technologies compared to 80%-90% in developed countries.

In September 2010, we entered into a strategic alliance and signed a two-year distribution agreement with System Kikou Co., Ltd (“SKK”), located in Tokyo, Japan, one of the world’s leading automated oil sludge treatment companies, to introduce its cleaning equipment and technology to China.  We are currently the exclusive distributor of SKK’s equipment in China; our key employees have strong experience and extensive resources in the industrial production processes safety area, which we believe allows us to successfully introduce the SKK automatic oil tank cleaning equipment and technology to the large Chinese petroleum and petrochemical companies.

We may generate revenue from this segment through:

●	providing the oil sludge cleaning services with the SKK equipment and technology directly to the oil refiners in China;

●	distributing the SKK oil sludge cleaning equipment as an exclusive distribution agent in China; and

●	leasing the SKK oil sludge cleaning equipment to other oil sludge cleaning companies in China.

Manufacturing and selling of industrial chemical products

Our majority-owned subsidiary, Anhui Jucheng, was incorporated in January 2005, and is the sixth largest polyacrylamide products manufacturer in China, (according to China Polyacrylamide Industry Competition Trends Forecast Report issued by China National Functional Polymer Industry Committee) with a  total maximum production capacity of approximately 18,000 metric tons per annum.  Polyacrylaminde is mainly used in (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) an auxiliary for the papermaking industry; and (4) flocculant for river water treatments.

We believe, the acquisition of Anhui Jucheng in July 2010 enabled us to improve our product structure and diversify our channels of business opportunities.  Currently, we sold the polyacrylaminde products mainly though the distributors to the end users, who are mostly large oil fields. We are currently making efforts to leverage our relationships in the petroleum and petrochemical industry to sell our products to end users directly, so that we can further increase our profit from this business segment and save the end users cost at the same time.

Depending on customers’ needs, our products and services may be bundled together or provided individually.

Our Competitive Strengths

Our competitive strengths include:

Product advantages

We import high-quality petroleum and petrochemical valves and equipment, and distribute them to our domestic clients who are large petroleum and petrochemical companies located and operating in China. Our suppliers are global and reputable industrial equipment manufacturers with leading technology among their competitors. Our international suppliers include Cameron, DeltaValve, Poyam Valves, Rotork, Bornemann, Metso, Ruhrpumpen and ABB. We also work with the design and R&D subsidiaries of CNPC and Sinopec, as well as other independent research institutes, to determine standards in the petroleum and petrochemical industries and help them to select equipment. Our software is used by petrochemical companies during the polymerization reaction of ethylene production for data collection, performance analysis and process optimization. We believe it has several advantages over similar products, including lower costs, better quality control, improved process optimization and customization to individual customers.

Client relationship advantages

Most of the petroleum and petrochemical companies are very large state-owned enterprises in China which set high standards and thresholds for products and services providers. We have worked closely with the largest industry leaders, CNOOC, Sinochem Group, Sinopec and CNPC, to provide equipment and technical services, for almost 10 years. Our key management personnel have at least 10-20 years of experience in the industry and have established broad channels and networks within the industry and have earned the trust of these large state-owned industry leaders. We have also maintained strong relationships with our suppliers and research institutions.

Design and research and development advantage

We have partnered with the leading industrial design and research and development institutions throughout China to develop standards and select equipment for the petroleum and petrochemical industries, which has led to the development of our integrated products and services and their achievement of a higher level of technological sophistication as compared with our competitors. Specifically, we have partnered and/or worked with Luoyang Petrochemical Engineering Corporation and Sinopec Engineering Incorporation, which are the design and R&D institutions wholly owned by Sinopec; and China Huanqiu Contracting & Engineering Corporation and China Petroleum Pipeline Engineering Corporation, which are the design and R&D institutions wholly owned by CNPC. These companies assist Sinopec and CNPC with the design and construction of both new and old production facilities. Generally, our role focuses on assisting these companies with locating suitable products from around the world to complete various aspects of the facilities design. For example, we use our expertise in flow control equipment to help identify and select valves and other equipment that meet specific design requirements.

We currently have approximately 149 employees (excluding employees of Anhui Jucheng), many from China’s largest petroleum and petrochemical companies and their design and R&D subsidiaries, and they possess extensive technology and design and R&D capabilities.

Comprehensive localized system integration advantage

We have accumulated more than six years of comprehensive system integration services experience with a relatively stable base of clients and products and an effective operational team. This experience has allowed us to emerge as a high-end integrator of industrial products and related engineering services. We have the ability to understand our customers’ current systems and needs, and then design the total solution to integrate international products and technologies with their local systems.

Advanced and clean technology advantage

We currently entered into the oil sludge cleaning business segment under the strategic alliance with System Kikou Co., Ltd (“SKK”), located in Tokyo, Japan, one of the world’s leading automated oil sludge treatment companies.

The advantages of SKK’s automatic oil tank cleaning equipment mainly include:

●	sealed operation, safe and reliable

●	environment friendly, with no emissions;

●	recovery of the remaining crude oil in the tank, and increasing production efficiency; and

●	convenient for installation and transportation, with a high degree of commonality for different refineries.

We signed a two-year distribution agreement with SKK and are the exclusive distributor of its equipment in China. With our extensive experience and relationships in the petroleum and petrochemical industries, and  in light of the Chinese government’s aggressive industry targets to improve production safety and reduce the occurrence of accidents, we believe this business segment will contribute organic growth to our business.

We are the first company to bring DeltaValve’s affordable, environment-friendly, safe and maintenance-free coke-drum enclosed unheading system to the Chinese marketplace. The delayed coking process produces more pollution than any other refining step. The totally enclosed unheading units we distribute and install significantly reduce emissions. Given the Chinese government’s aggressive industry targets to reduce air pollution, traditional delayed coking units will have to be updated.

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

Healthy financial growth

We achieved a 112% year-to-year net income growth for fiscal year 2010 ending March 31, 2010, compared with that of 2009, and a 63% year-to-year net income growth to $24.4 million for fiscal year 2011. We project a 45.3% year-over-year organic net income growth to $35.5 million for fiscal year 2012.

Supplier relationships

We distribute high quality products of international suppliers, which afford us a distinctive reputation and significant profit. We have close relationships with reputable brand name manufacturers, and remain the largest distributor of many of their products in China. We currently are the authorized distributor of AMPO S. COOP — Poyam Valves (“AMPO”), DeltaValve, Rotork, Bornemann, Metso, Ruhrpumpen and ABB, which allow us to distribute their products in China. In addition, we have an agreement with AMPO dated January 2010, where we will set up an after-sale services institution in China of AMPO valves and provide spare parts of AMPO valves to the China market. The agreement is for the duration of 2 years with the option to sign additional agreements after expiration. We also signed an agreement with DeltaValve dated February 2010 to be an independent distributor for purchase and resale of coker unheading systems, isolation valves and related spare parts for 2 years.

Growth Strategy

We plan to strengthen our leading position and achieve rapid growth through the following strategies:

●
Product localization: we plan to partially localize our products by partnering with local manufacturing and assembly facilities in China for the oil sludge cleaning equipment, which will significantly decrease our costs and increase our competitive strength;

●
Strengthening our research and development effort to increase the functions and the stability of our optimization software to increase the sales volume of our software products which have a relatively high gross margin;

●	Expanding our distribution channels and network by increasing our sales force and collect more industrial information and enhancing our communication with existing and potential clients;

●	Expanding and diversifying our supplier base and alliances and maintaining broader products and service solutions to be introduced to our customers;

●	Increasing our business opportunities through acquisitions to boost operational and cross-selling synergies and further diversify our products and channels of business.

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

Z&J Technologies GmbH is a German industrial valve company and a direct competitor to China LianDi/DeltaValve’s enclosed unheading units. Honeywell is also a competitor of our optimization software. Oreco A/S, a company in Denmark that specializes in the development and production of automated, non-man entry oil tank cleaning and oil recovery systems and is a competitor of LianDi/SKK’s oil sludge cleaning equipment and technology.

Methods of Distribution

We maintain aggressive sales channels and distribution networks in China with an approximately 65 member sales team. We have spent significant amount of time developing relationships with international equipment suppliers, and with the PRC’s largest petroleum and petrochemical companies.

Our Suppliers

We maintain close relationships with, and distribute products for large, industry leading valve and equipment manufacturers, including Cameron, DeltaValve, Poyam Valves, Rotork, Bornemann, Metso, Ruhrpumpen and ABB. Most of our suppliers renew supply contracts annually, though some suppliers have signed multi-year agreements. We expect all existing supplier relationships will continue on an ongoing basis and that going forward we will add new partners to diversify our supplier base.

Significant Customers

For the fiscal year ended March 31, 2011, our major customer breakdown as a percentage of revenues was as follows: Sinopec: 32%; CNPC: 35%; and other: 33% (of which 16% represented the industrial chemicals revenue of Anhui Jucheng). We are dependent on China’s largest petroleum and petrochemical companies in our distribution business. As we grow our business, we intend to diversify our customer relationships that can benefit from our technology and software business.

Design and Research and Development

We have partnered with the leading industrial design and R&D institutions throughout the PRC to develop standards and select equipment for the petroleum and petrochemical industries, which has led to the development of our integrated products and services and their achievement of a higher level of technological sophistication as compared with our competitors.

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

We currently have approximately 40 employees dedicated to design and R&D activities. During the fiscal year ended March 31, 2011, we spent approximately $258,300 on such activities.

Government Regulation

Our business operations do not require any special government licenses or permits.

Compliance with Environmental Laws

We believe that we are in compliance with the current material environmental protection requirements. Our costs attributed to compliance with environmental laws are negligible.

Intellectual Property

The PRC has adopted legislation governing intellectual property rights, including patents, copyrights and trademarks. The PRC is a signatory to the main international conventions on intellectual property rights and became a member of the Agreement on Trade Related Aspects of Intellectual Property Rights upon its accession to the WTO in December 2001.

We have five software copyright certificates issued by the State Copyright Office of the PRC as listed below:

Names of Software	Registration Number
[Graphic] V1.0	2008SRBJ6676
Software V1.0 of Data Processing Platform for Chemical Production System.
[Graphic] V1.0	2009SRBJ5672
Software V1.0 of Dispatch Management Platform for Oil and Gas Pipeline
[Graphic] V1.0	2009SR036455
Software V1.0 of Automatic Calibration for Oil and Gas Pipeline Measuring Station
[Graphic] V1.0	2009SR036454
Software V1.0 of Data Collection Post-Processing Platform
[Graphic] V1.0	2009SRBJ5783

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

Employees

As of March 31, 2011, we had 443 full-time employees, including 177 in production, 40 in technology and R&D; 49 engineers; 65 in sales; 10 members of management and 102 others, including accounting, warehouse, importation, administration and human resources.

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

Generally, we enter into a standard employment contract with our officers, managers and other employees for a set period of years. According to these contracts, all of our employees are prohibited from engaging in any activities that compete with our business during the period of their employment with us. Furthermore, the employment contracts with officers or managers include a covenant that prohibits officers or managers from engaging in any activities that compete with our business for two years after the period of employment.

Corporation Information

Our principal executive offices are located at Unit 401-405, 4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089, Tel: (86) (0)10-5872 0171, Fax: (86) (0)10-5872 0181.

PRC Government Regulations

Various aspects of our operations are subject to numerous laws, regulations, rules and specifications of the PRC. We are in compliance in all material respects with such laws, regulations, rules and specifications and have obtained all material permits, approvals and registrations relating to human health and safety, the environment, taxation, foreign exchange administration, financial and auditing, and labor and employment. We make expenditures from time to time to stay in compliance with applicable laws and regulations. Below we set forth a summary of the most significant PRC regulations or requirements that may affect our business activities operated in the PRC or our shareholders’ right to receive dividends and other distributions of profits from Beijing JianXin and Beijing Hongteng, wholly foreign owned enterprises under the PRC laws, and Anhui Jucheng, a majority foreign owned enterprise under the PRC laws (collectively “PRC subsidiaries”).

Business License

Any company that conducts business in the PRC must have a business license that covers a particular type of work. The business licenses of our PRC subsidiaries cover their present business activities. Prior to expanding our PRC subsidiaries’ business beyond that of their business license, we are required to apply and receive approval from the PRC government.

Annual Inspection

In accordance with relevant PRC laws, all types of enterprises incorporated under the PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches. In addition, foreign-invested enterprises are also subject to annual inspections conducted by PRC government authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different government authorities, the Measures on Implementing Joint Annual Inspection issued by the PRC Ministry of Commerce together with other six ministries in 1998 stipulated that foreign-invested enterprises shall participate in a joint annual inspection jointly conducted by all relevant PRC government authorities. Our PRC subsidiaries, as foreign-invested enterprises, have participated and passed all such annual inspections since their incorporation.

Employment Laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permits workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the Ministry of Commerce, or the MOFCOM, and the National Development and Reform Commission, or the NDRC, in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. Our PRC subsidiaries’ business do not fall under the industry categories that are restricted to or prohibited from foreign investment and are not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of the State Administration of Foreign Exchange, or SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), Foreign Invested Enterprises, or FIEs, may purchase foreign exchange without the approval of the SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the SAFE.

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

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, the SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to the Notice 142, FIEs shall obtain a verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. The Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance.

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

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, and 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

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

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in any of our subsidiaries’ tax rates in the future could have a material adverse effect on our financial condition and results of operations.

Regulations of Overseas Investments and Listings

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the China Securities Regulatory Commission or the CSRC, the State Asset Supervision and Administration Commission or the SASAC, the State Administration of Taxation, or the SAT, the State Administration for Industry and Commerce or the SAIC and SAFE, amended and released the New M&A Rule, which took effect as of September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore special purpose vehicle (“SPV”) formed for purposes of an overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

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

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including, but not limited to the following, and therefore may never occur:

●	investors’ perception of, and demand for, securities of similar oil and gas equipment and services companies in China;

●	conditions of the U.S. and other capital markets in which we may seek to raise funds;

●	our future results of operations, financial condition and cash flow;

●	PRC governmental regulation of foreign investment in oil and gas equipment and services companies in China;

●	economic, political and other conditions in China; and

●	PRC governmental policies relating to foreign currency borrowings.

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

We import high-quality petroleum and petrochemical valves and other equipment from a limited number of third-party suppliers, including Cameron, DeltaValve, Poyam Valves, Rotork, Bornemann, Ruhrpumpen and ABB, and distribute them to our domestic clients who are large petroleum and petrochemical companies located and operating in China. The failure of a supplier to supply valves and other equipment satisfying our quality, quantity and cost requirements in a timely and efficient manner could impair our ability to distribute these products, increase our costs, and have an adverse effect on our ability to maintain our client network of domestic buyers of this machinery. The third-party suppliers from whom we import petroleum and petrochemical valves and other equipment have not committed, contractually or otherwise, to distribute their products through us on an exclusive or a non-exclusive basis. If we fail to maintain our relationships with these suppliers or fail to develop new relationships with other suppliers, we may only be able to distribute these products at a higher cost or after lengthy delays, or may not be able to distribute these products at all. If our suppliers identify alternative sales channels, they may choose to sell to other buyers or raise their prices. As a result, we may be compelled to pay higher prices to secure our product supply, which could adversely affect our business, results of operations and financial condition.

Although our continuing relationships with products manufacturers and suppliers are important components of our future growth plan, there can be no assurance that we will continue to be a distributor for such manufacturers, on an exclusive or non-exclusive basis, or that we will in the future successfully consummate the expansion and investment opportunities that we seek.

In the past, we have had a strong working relationship with our products’ manufacturers/suppliers and have acted as the sole distributor of some of these products in China. Although we believe that our relationship with the products’ manufacturers and suppliers will continue, there is no assurance that we will retain our position as sole distributor of certain products, or as a distributor of their products. The manufacturers and suppliers may determine to provide licenses to distribute their products to our competitors and/or may not renew our licenses with them on terms favorable to us or at all. Furthermore, although we continually explore many potential expansion and investment opportunities in our industry with third parties, there can be no assurance that the opportunities that we pursue will ultimately be consummated, or appropriately licensed and approved. In such circumstances, we may be required to pursue other opportunities at lower margins, which could adversely affect our business, results of operations and financial condition.

In the past several years we have derived a significant portion of our revenues from a small group of customers. If we are to remain dependent upon only a few customers, such dependency could negatively impact our business, operating results and financial condition.

Our customer base has been highly concentrated. For the years ended March 31, 2011 and 2010, our two largest customers accounted for 67% and 91% of our total sales, respectively, and the single largest customer accounted for 35% and 51% of our total sales, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

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

As of the date hereof, our chairman and chief executive officer, Jianzhong Zuo, controls approximately 55.8% of our outstanding shares of common stock that are entitled to vote on all corporate actions. These stockholders, acting together, could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

We have limited insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We have determined that the  cost of insuring for certain risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

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

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its Annual Report that contains  management assessment of the effectiveness of the company’s internal control over financial reporting  The process of designing and implementing effective internal control is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal control that is adequate to satisfy our reporting obligations as a public company.

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

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with the Sarbanes-Oxley Act.

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

There are substantial uncertainties regarding the interpretation and application of the PRC laws and regulations, including, but not limited to, the laws and regulations governing our business and our ownership of equity interest in our PRC subsidiaries. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to our PRC subsidiaries by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our PRC subsidiaries will be subject to restrictions on dividend payments.

We may rely on dividends and other distributions from our PRC subsidiaries, our PRC subsidiaries, to provide us with cash flow and to meet our other obligations. Current regulations in the PRC would permit our PRC subsidiaries to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiaries will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

PRC regulations on loans and direct investments by overseas holding companies in PRC entities may delay or prevent us to make overseas loans or additional capital contributions to our PRC subsidiaries.

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

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, and 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

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

Dividends we received from our PRC subsidiaries may be subject to PRC withholding tax.

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises” and that do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the New EIT Law, and therefore such income taxes are generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are an offshore holding company. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in our combined company’s tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, our PRC subsidiaries are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If our PRC subsidiaries fail to withhold and/or pay such individual income tax in accordance with PRC laws, they may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

Regulation of foreign currency’s conversion into RMB and investment by FIEs may adversely affect our PRC subsidiaries’ direct investment in China

On August 29, 2008, the SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to Notice 142, FIEs shall obtain a verification report from a local accounting firm before converting its registered capital of foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance.

Regulations of Overseas Investments and Listings may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, including MOFCOM, the CSRC, the SASAC, the SAT, the SAIC and SAFE, jointly amended and released the New M&A Rule, which took effect as of September 8, 2006. This regulation, among other things, includes provisions that purport to require that an offshore SPV formed for purposes of an overseas listing of equity interest in PRC companies and controlled directly or indirectly by PRC companies or individuals obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 3.01% against the U.S. dollar in 2010 and 0.09% in 2009. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

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

Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (such as remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (for capital items such as direct investments, loans, securities) still requires the approval of SAFE.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Our executive officers, directors, and principal stockholders hold approximately 75.88% of our outstanding common stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

The market price of our common stock has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially and adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility, particularly for companies whose primary operations are located in the PRC. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

As a result of the registration statement filed under the Registration Rights Agreement becoming effective on August 20, 2010, there are a significant number of shares of common stock eligible for sale, which could depress the market price of our common stock.

Since August 20, 2010, the effective date of the registration statement required to be filed under the Registration Rights Agreement, a large number of shares of common stock have become available for sale in the public market, which could harm the market price of our common stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. The current holding period under Rule 144 for our common stock expired on March 4, 2011 (which represented one year from the date that we filed “Form 10 information” with the SEC). Accordingly, after March 4, 2011, a person who has held restricted shares for a period of six months may, upon filing a notification with the SEC on Form 144, sell common stock into the market in an amount equal to the greater of one percent of the outstanding shares or the average weekly trading volume during the last four weeks prior to such sale.

Our common stock is considered “penny stock”.

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

Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●
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

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

The following table summarizes the location of real property we lease and use under land use right. As all property in China is state owned, neither we, nor any company, owns any real property.

Item	Address	Leased/Owned
1	Unit 401-405, 4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China	Leased

2	Unit 702-702A, 7/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China	Leased

3	Unit 1103, 11/F , Tower Two, Lippo Centre, 89 Queensway, Admiralty, Hong Kong	Leased

4	No. 33, Shuishan Road, Suixi Economic Development District, Huaibei City, Anhui Province, China	Use under land use rights

Our principal executive office is located at Unit 401-405, 4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089. The rentable space in this office consists of approximately 684 square meters (approximately 7,359 square feet).  The lease agreement has a 5-year term which expires on April 23, 2013.  The monthly rental payment is approximately $19,040 (RMB 124,834).

We also lease office space at Unit 702-702A, 7/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China. The rentable space in this office consists of approximately 181 square meters (approximately 1,947 square feet).  The original lease agreement had a one-year term which expired on December 31, 2010 and has been extended to June 30, 2011.  The monthly rental payment is approximately $4,545 (RMB 29,802).

We also lease office space at Unit 1103, 11/F, Tower Two, Lippo Centre, 89 Queensway, Admiralty, Hong Kong. The rentable space in this office consists of approximately 78 square meters (approximately 839 square feet).  The lease agreement has a 1-year term which expires on September 16, 2011.  The monthly rental payment is approximately $4,249 (RMB27,858).  We used to lease office space at Unit 1805, in the same building with monthly rental payment of approximately $11,058 (RMB 75,524), which expired on September 30, 2010.

Anhui Jucheng occupies properties located in SuiXi County, Huaibei City, Anhui Province, PRC, under land use rights for purposes of production, R&D and employee living quarters.  Anhui Jucheng has land use rights expiring in May 2050 and June 2056 for a total of 58,173 square meters of land for all of its existing plants and plants under construction.

On February 16, 2011, Anhui Jucheng entered into a Land Expropriation Contract with Suixi Land and Resources Bureau relating to the transfer to Anhui Jucheng of a 50-year right to use one parcel of land located in Suixi County, Huaibei City, Anhui Province, for a total consideration of $976,146 (RMB6,400,000).  The size of the land being transferred is 66,572 square meters and the land will be used for expansion of Anhui Jucheng’s manufacturing facilities.  Anhui Jucheng also paid $384,357 (RMB2,520,000) as a deposit for the land use rights of another parcel of land also in Suixi County as of March 31, 2011. However, the relevant formalities were not completed prior to March 31, 2011, and therefore, as of year end, Anhui Jucheng had not yet obtained the legal title to the land use rights of these two parcels of land.

We believe our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information for our Common Stock

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “LNDT.” Prior to April 21, 2010, our common stock was quoted on the OTC Bulletin Board under the trading symbol “RMSI.”

The following table sets forth the high and low bid quotations for our common stock for the first quarter of 2009 through June 27, 2011. The OTC Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

Common Stock
	High	Low
Quarter ended March 31, 2009	$0.25	$0.25
Quarter ended June 30, 2009	$0.25	$0.25
Quarter ended September 30, 2009	$0.25	$0.25
Quarter ended December 31, 2009	$0.25	$0.25
Quarter ended March 31, 2010*	$6.08	$2.00
Quarter ended June 30, 2010	$5.60	$2.25
Quarter ended September 30, 2010	$5.95	$2.77
Quarter ended December 31, 2010	$3.94	$3.00
Quarter ended March 31, 2011	$3.72	$2.25
Quarter ending June 30, 2011 through June 27, 2011	$2.65	$1.00

* No bid information was available for the period commencing on January 1, 2010 and ending on February 28, 2010.

On June 27, 2011, the last reported price for our common stock on the OTC Bulletin Board was $1.62.

Number of Record Holders of Our Common Stock

As of June 27, 2011, we had 31,409,910 shares of our common stock outstanding and 117 holders of record of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Structure and Reorganization

Our company was incorporated in the State of Texas on June 25, 1999 under the name Slopestyle Corporation. On December 12, 2007, we changed our name from Slopestyle Corporation to Remediation Services, Inc. (“Remediation”) and re-domiciled from Texas to Nevada. On February 26, 2010, we completed a reverse acquisition of China LianDi Clean Technology Engineering Ltd. (“China LianDi”), which is further described below. The reverse acquisition of China LianDi resulted in a change in control of our company.

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

Effective as of April 1, 2010, Merger Sub was merged with and into our company. As a result of the merger, our corporate name was changed to “LianDi Clean Technology Inc.”. Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased. LianDi Clean was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of our company.

Our company then became a holding company and, through our subsidiaries, is primarily engaged in distributing clean technology for refineries (unheading units for the delayed coking process), distributing a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. We are also engaged in manufacturing and selling industrial chemical products, which is operated through our subsidiary Anhui Jucheng Fine Chemicals Co., Ltd. We also expect to launch our oil sludge cleaning solution in July 2011, which will be operated through our subsidiary, Beijing Hongteng Weitong Technology Co., Ltd.

Details of our company’s subsidiaries as of March 31, 2011 were as follows:

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
Delivering industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”)	PRC January 28, 2005	51% (through Beijing JianXin)	Developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing

Hongteng Technology Limited (“Hongteng HK”)	Hong Kong, February 12, 2009	100% (through China LianDi)	Investment holding company

Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Hongteng”)	PRC January 12, 2010	100% (through Hongteng HK )	Delivering and leasing oil sludge cleaning equipment and providing oil tank sludge cleaning service

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

On January 8, 2010, Mr. Zuo transferred a 25%, 14% and 10% interest in China LianDi to China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy,” a company wholly owned by Mr. Zuo), Hua Shen Trading (International) Ltd. (“Hua Shen BVI,” a company incorporated in the British Virgin Islands and wholly owned by SJ Asia Pacific Limited and of which Mr. Zuo is a director and holds voting and dispositive power over the shares held by it) and Rapid Capital Holdings Ltd. (“Rapid Capital”), respectively. On February 10, 2010, SJ Asia Pacific Limited and LianDi Energy transferred 28.06% and 1.47% of their respective interests in China LianDi to Rapid Capital (26.53%) and TriPoint Capital Advisors, LLC (“TriPoint”) (3%), respectively. On February 12, 2010, Rapid Capital transferred its 31.53% interest in China LianDi to LianDi Energy (15.53%), Hua Shen BVI (11%) and Dragon Excel Holdings Ltd (5%). As a result, immediately before the Share Exchange as defined above, China LianDi was owned 48% by SJ Asia Pacific Limited (including 25% through Hua Shen BVI) and 39% by Mr. Zuo through LianDi Energy. The remaining 13% was held 5% by Dragon Excel Holdings Limited (“Dragon Excel”), 5% by Rapid Capital and 3% by TriPoint.

Dragon Excel and Rapid Capital were held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of the 5% interest in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of 3% interest of China LianDi from our principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services to facilitate the private placement.

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

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”) was founded on January 28, 2005 and was wholly owned by a third party individual. On July 5, 2010, Beijing JianXin, our wholly-owned subsidiary, injected capital of RMB40.8 million (approximately US$6,023,652) into Anhui Jucheng in the form of cash and as a result, we indirectly became an owner of a 51% equity interest in Anhui Jucheng. Anhui Jucheng is engaged in the business of developing, manufacturing and selling organic and inorganic chemical products and high polymer fine chemical products, and providing chemical professional services.  We believe the acquisition of Anhui Jucheng will enable us to improve our product structure and diversify our channels of business opportunities in the future.

On December 31, 2010, one of our wholly owned subsidiaries, China LianDi, acquired a 100% equity interest in Hongteng HK (a company incorporated in Hong Kong) from Mr. Zuo, our CEO, for a cash consideration of $2,272. This company has a wholly owned subsidiary incorporated in China, Beijing Hongteng Weitong Technology Co., Ltd.  Beijing Hongteng is engaged in delivering and leasing oil sludge cleaning equipment and providing oil sludge cleaning services.

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

Basis of preparation and consolidation and use of estimates

Our audited consolidated financial statements for the years ended March 31, 2011 and 2010 are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our consolidated financial statements include the financial statements of our company and our subsidiaries. All significant inter-company transactions and balances between our company and our subsidiaries have been eliminated upon consolidation.

The preparation of these consolidated financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended March 31, 2011 and 2010 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock.

Recent Accounting Pronouncements

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

In January 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our audited consolidated financial statements, which have been prepared in conformity with U.S. GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The following discusses significant accounting policies and estimates.

●	Revenue recognition

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

Multiple-deliverable arrangements

We derive revenue from fixed-price sale contracts with customers that may provide for us to deliver equipment with varied performance specifications specific to each customer and provide the technical services for installation, integration and testing of the equipment. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

●	The delivered item(s) has value to the customer on a stand-alone basis;

●	There is objective and reliable evidence of the fair value of the undelivered item(s); and

●
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

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the two years ended March 31, 2011 and 2010.

●	Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test at the end of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill for the year ended March 31, 2011.

●	Income taxes

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, our subsidiaries incorporated in Hong Kong are generally subject to Hong Kong income tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the two years ended March 31, 2011 and 2010.

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

Beijing JianXin, being established in the PRC, is generally subject to PRC income tax. Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise and is entitled to tax preferential treatment — a two year tax holiday through EIT exemption (from its first profitable year) for the calendar years ended December 31, 2009 and 2010 and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.

Anhui Jucheng and Beijing Hongteng, established in the PRC, are generally subject to PRC income tax. The applicable income tax rate of Anhui Jucheng and Beijing Hongteng is 25% for the year ended March 31, 2011.

No provision for other overseas taxes is made as neither we nor China LianDi have any taxable income in the U.S. or the British Virgin Islands.

●	Comprehensive income

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

●	Stock based compensation

We account for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

We account for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

●	Earnings per share

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

●	Foreign currency

We have evaluated the determination of our functional currency based on the guidance in ASC Topic, “Foreign Currency Matters”, which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

Historically, the sales and purchase contracts of our Hong Kong subsidiaries have substantially been denominated and settled in the U.S. dollar. Therefore, our Hong Kong subsidiaries generate and expend their cash predominately in the U.S. dollar. Accordingly, it has been determined that the functional currency of our Hong Kong subsidiaries is the U.S. dollar.

Historically, the sales and purchase contracts of our PRC subsidiaries have predominantly been denominated and settled in Renminbi (the lawful currency of Mainland China). Accordingly, it has been determined that the functional currency of our PRC subsidiaries is Renminbi.

On our own, we raise financing in the U.S. dollar, pay our own operating expenses primarily in the U.S. dollar, and expect to receive any dividends that may be declared by our subsidiaries (including Beijing JianXin and Beijing Hongteng, which are wholly foreign-owned enterprises with a registered capital denominated in the U.S. dollar) in the U.S. dollar.

Therefore, it has been determined that our functional currency is the U.S. dollar based on the sales price, expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

We use the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. Our subsidiaries maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than the U.S. Dollar are translated into the U.S. Dollar using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

Our PRC subsidiaries maintain their books and records in Renminbi (“RMB”), the lawful currency in the PRC, which may not be freely convertible into foreign currencies. The exchange rates used to translate amounts in RMB into the U.S. Dollar for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	As of March 31, 2011	As of March 31, 2010

Balance sheet items, except for equity accounts	US$1=RMB6.5564	US$1=RMB6.8263

	For the year ended March 31, 2011	For the year ended March 31, 2010

Items in statements of income and cash flows	US$1=RMB6.7111	US$1=RMB6.8290

No representation is made that the RMB amounts could have been, or could be, converted into US$ at the above rates.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect our financial condition in terms of US$ reporting.

●	Common Stock, Preferred Stock and Warrants

(a)	Common Stock

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

For the year ended March 31, 2011, 1,568,108 shares of preferred stock in the aggregate were converted into the same number of shares of common stock at a conversion price of $3.50 per share.

At March 31, 2011, 30,926,880 shares of common stock were issued and outstanding.

(b)	Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock, $0.001 par value, of which one series of preferred stock has been designated as Series A Preferred Stock, or preferred shares, of which we issued 7,086,078 shares to certain accredited investors in a private placement on February 26, 2010. Each preferred share is convertible into one share of common stock, at a conversion price of $3.50 per share (subject to certain adjustments) at any time at the holder’s option, and will automatically convert at the earlier to occur of the following: (i) twenty-four (24) months following February 26, 2010, and (ii) such time that the volume weighted average price of the common stock is no less than $5.00 for a period of ten (10) consecutive trading days with the daily volume of the common stock equal to at least 50,000 shares per day. The designation, rights, preferences and other terms and provisions of the preferred shares are set forth in the Certificate of Designation filed with the Nevada Secretary of State on March 4, 2010. The preferred shares are entitled to a cumulative dividend at an annual rate of 8%, payable quarterly, at our option, in cash or in additional shares of Series A Preferred Stock.  The Series A Preferred Stock has class voting rights such that we, prior to taking certain corporate actions (including certain issuances or redemptions of securities or changes in organizational documents), are required to obtain the affirmative vote or consent of the holders of a majority of the shares of the Series A Preferred Stock then issued and outstanding. The Series A Preferred Stock has no other voting rights with our common stock or other equity securities. The preferred shares have a liquidation preference of $3.50 per share, plus any accrued but unpaid dividends. If we cannot issue shares of common stock registered for resale under the registration statement for any reasons, holders of the Series A Preferred Stock, solely at the holder’s option, can require us to redeem from such holder those Series A Preferred Stock for which we are unable to issue registered shares of common stock at a price equal to the Series A liquidation preference amount, provided that we shall have the sole option to pay such redemption price in cash or restricted shares of common stock.

At March 31, 2011, 5,517,970 preferred shares were outstanding, with an aggregate liquidation preference of $19,729,591.

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

The Series A Preferred Stock holder may request redemption of the preferred stock in the event that our company cannot issue shares of common stock registered for resale under the registration statement The related registration statement was declared effective on August 20, 2010 and remained effective as of March 31, 2011. Therefore, we have determined that the Series A Preferred Stock is not currently redeemable. Accordingly, as of March 31, 2011, we have not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognized any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

In conjunction with the private placement on February 26, 2010, we entered into a make good escrow agreement with the investors pursuant to which LianDi Energy delivered into an escrow account 1,722,311 shares of common stock to be used as a share escrow for the achievement of a fiscal year 2011 net income performance threshold of $20.5 million. We have evaluated the terms of this escrow arrangement based on the guidance provided in ASC 718-10-S99 and concluded that because the escrow shares would be released to our principal stockholder or distributed to the investors without regard to the continued employment of any of our directors or officers, the escrow arrangement is in substance an inducement to facilitate the private placement, rather than compensatory.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the year ended March 31, 2011 was $4,007,745.

Because the fiscal 2011 performance threshold has been met, 1,722,311 shares will be released to Liandi Energy, the Principal Stockholder.  The Company is currently working with the Escrow Agent to facilitate the release of these shares.

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

A.  Results of Operations for the Years Ended March 31, 2011 and 2010

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US$.

	For the year ended March 31,
	2011	2010

NET REVENUE
Sales and installation of equipment	$103,386,679	$71,152,658
Sales of software	14,666,303	6,433,064
Services	215,181	133,758
Sales of chemical products	22,574,134	-
	140,842,297	77,719,480

Cost of revenue
Cost of equipment sold	(84,083,187)	(58,540,656)
Cost of software sold	(5,489,240)	-
Amortization of intangibles	(607,948)	(597,449)
Cost of sales of chemical products	(20,879,094)	-
	111,059,469	(59,138,105)
Gross profit	29,782,828	18,581,375

Operating expenses:
Selling	(2,296,708)	(1,673,019)
General and administrative	(3,731,147)	(1,304,006)
Research and development	(258,296)	(91,401)
Total operating expenses	(6,286,151)	(3,068,426)

Income from operations	23,496,677	15,512,949

Other income (expenses), net
Interest income	122,404	48,864
Interest and bank charges	(604,388)	(519,969)
Merger expenses	-	(275,000)
Exchange gains (losses), net	(598,426)	(293,993)
Value added tax refund	1,938,205	465,786
Other	603,527	100,157
Total other expenses, net	1,461,322	(474,155)

Income before income tax	24,957,999	15,038,794
Income tax expense	(519,717)	(816)
NET INCOME	24,438,282	15,037,978
Income attributable to noncontrolling interests	(295,282)	-
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN STOCKHOLDERS	24,143,000	15,037,978
Preferred stock deemed dividend	(4,007,745)	-
Preferred stock dividend	(1,823,422)	(184,820)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	18,311,833	$14,853,158

EARNINGS PER SHARE:
Basic	$0.61	$0.54
Diluted	$0.61	$0.53

Weighted average number of shares outstanding:
Basic	29,939,570	27,541,181
Diluted	30,182,555	28,230,337

Non-GAAP Measures

To supplement the audited consolidated statement of income and comprehensive income presented in accordance with the Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of net income, net income available to common stockholders and the basic and diluted earnings per share for the years ended March 31, 2011 and 2010, which are adjusted from results based on GAAP to exclude the non-cash charges recorded, which related to the fair value of the escrow share allocated to the Series A preferred stock, treated as a deemed dividend, and a deduction of net income available to common stockholders for the year ended March 31, 2011 and the one-time merger cost incurred for the year ended March 31, 2010, in conjunction with the Private Placement we consummated on February 26, 2010.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presents reconciliations of our non-GAAP financial measures to the audited consolidated statements of income and comprehensive income for the years ended March 31, 2011 and 2010: (All amounts in US dollar)

	For the year ended March 31, 2011
	(US $)	(US $)
	GAAP	NON GAAP

Net income attributable to LianDi Clean stockholders	24,143,000	24,143,000
Preferred stock deemed dividend	(4,007,745)	-
Preferred stock dividend	(1,823,422)	(1,823,422)
Net income attributable to common stockholders -Basic	18,311,833	22,319,578
Preferred stock deemed dividend	-	-
Preferred stock dividend	-	1,823,422
Net income attributable to common stockholders -Diluted	18,311,833	24,143,000

Earnings per share
Earnings per common share
Basic	$0.61	$0.75
Diluted	$0.61	$0.66

Weighted average number of common shares outstanding:
Basic	29,939,570	29,939,570
Diluted	30,182,555 (1)	36,687,835	(2)

(1)
For the year ended March 31, 2011, the effect of the potential dilutive convertible preferred stock was not included, because the effect is anti-dilutive upon recognition of the deemed dividend in accordance with US GAAP.

(2)
For the year ended March 31, 2011, the effect of the potential dilutive convertible preferred stock was included, because the effect is dilutive regardless of the recognition of the deemed dividend under NON-GAAP measures.

	For the year ended March 31, 2010
	(US $)		(US $)
	GAAP		NON GAAP

Income from operations	$15,512,949		$15,512,949
Other income (expenses), net	(474,155	)(3)	(199,155	)(4)
Income before income tax	15,038,794		15,313,794
Income tax	(816)		(816)
Net income	15,037,978		15,312,978
Preferred stock dividend	(184,820)		(184,820)
Net income attributable to common stockholders-Basic	14,853,158		15,128,158
Preferred stock dividend	184,820		184,820
Net income attributable to common stockholders-Diluted	15,037,978		15,312,978

Earnings per share
Earnings per common share
Basic	$0.54		$0.55
Diluted	$0.53		$0.54

Weighted average number of common shares outstanding:
Basic	27,541,181		27,541,181
Diluted	28,230,337		28,230,337

(3)	Including the US$275,000 one-time merger cost incurred for the year ended March 31, 2010.

(4)	Excluding the US$275,000 one-time merger cost incurred for the year ended March 31, 2010.

Net Revenue:

Net revenue represents our gross revenue net of taxes and related surcharges as well as discounts and returns. There were no material discounts and returns for the years ended March 31, 2011 and 2010.

The following tables set forth the analysis of our net revenue:

	Year ended March 31,
	2011	2010
	US$ M	US$ M

Sales and installation of equipment	103.39	71.15
Sales of software	14.67	6.43
Technical services	0.21	0.14
Sales of chemical products	22.57	-
	140.84	77.72

We generated our revenue from delivery of equipment with the related technical engineering services (including but not limited to installation, integration and system testing), and sales of our optimization software and sales of chemical products. Generally, sales of equipment, the related technical services and the optimization software are included in one agreement as a total solution package. However, in some cases, customers sign agreements with us to purchase equipment, software products or technical consultancy services individually. Under the total solution agreements, we have neither objective nor reliable evidence for us to separate our total revenue amount into separate categories. Therefore, the revenue amount indicated as sales of software and technical consultancy services in the above tables was calculated based on the total revenue amount of individual software purchase agreement and individual technical consultancy service agreement.

For the year ended March 31, 2011, our total net revenue increased to US$140.84 million from US$77.72 million for the same period of 2010. Without regard to the US$22.57 million revenue generated from sales of chemical products which were operated by our majority owned subsidiary, Anhui Jucheng, for the year ended March 31, 2011, which is discussed separately below, our total revenue increased to US$118.27 million for the year ended March 31, 2011, representing a 52% increase as compared to the same period of 2010.  This increase was mainly due to the increase in the distribution and service contracts we signed with our customers and the successful and timely implementation of our contracts. These achievements were mainly a result of our successful establishment of an experienced sales and implementation team.

For the year ended March 31, 2011, we achieved approximately US$103.39 million of equipment sales and installation revenue, as compared to US$71.15 million for the same period of 2010, representing a 45% increase.  We completed 75 projects related to sales and installation of equipment for the year ended March 31, 2011, as compared to 56 projects for the same period of 2010.  During the year ended March 31, 2011, one of these completed projects had a contract value greater than US$8 million, four had a contract value greater than US$4 million, five had a contract value greater than US$3 million, fourteen had a contract value greater than US$2 million and five had contract values of more than US$1 million. For the same period of 2010, one of these completed projects had a contract value greater than US$13 million, one had a contract value greater than US$6 million, three had contract values of more than US$4 million, six projects had contract values over US$2 million and five projects had contract values greater than US$1 million.

For the years ended March 31, 2011 and 2010, we achieved approximately US$14.67 million and US$6.43 million of software and the related technical implementation services revenue, respectively, representing a 128% increase.  For the year ended March 31, 2011 and 2010, we sold 32 sets and 73 sets of our data processing software and achieved US$2.8 million and US$6.4 million of data processing software revenue, respectively. In addition, for the year ended March 31, 2011, we also achieved approximately US$11.81 million (value-added tax excluded) of software and the related technical implementation services revenue in relation to the US$13 million (US$12 million, excluding the related value-added tax) of software sales and technical implementation contracts we signed with China Petroleum and Petrochemical Engineering Institute (CPPEI), a direct subsidiary of Petro China Company Limited (“PetroChina”).  This software package sold to PetroChina was a special ordered software we purchased and customized for PetroChina and was mainly used for the production planning and products distribution management system, which covered approximately 200 end users of the logistics dispatch command centers of PetroChina in Beijing and six other provinces across China.

For the years ended March 31, 2011 and 2010, we also achieved approximately US$0.21 million and US$0.14 million of technical services revenue, respectively..

As of March 31, 2011 and 2010, we had 17 and 7 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$11 million and US$13 million, respectively.  In addition, we have signed 8 new contracts with total amounts of approximately US$12.1 million after March 31, 2011.  These achievements were mainly a result of our successful establishment of an experienced sales and implementation team. We have served the Chinese petroleum and petrochemical industries since 2004 through our four operating subsidiaries. We worked for approximately one year to establish relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and to become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed assets investments within these industries, we successfully increased the size and scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal years 2010 and 2011.  Recently, we successfully developed our relationship with two new reputable industrial equipment suppliers, Ruhrpumpen, a leading pump manufacturer based in Germany, and ABB, a leader in power and automation technologies manufacturing area based in Switzerland, to distribute their pump and measurement instruments products, respectively, to the large Chinese petroleum and petrochemical companies based on the distribution agreements we signed with them. These new distribution agreements expanded our ability to bid for a broader range of products while meeting more of our customers’ needs.  Therefore, we believe, with the successful implementation of our contracts, and our continued efforts in developing the business and enhancing our client relationships, our revenue will continue to increase in fiscal year 2012.

Our majority owned subsidiary, Anhui Jucheng, is primarily engaged in manufacturing and selling the industrial chemical product, Polyacrylamide.  Polyacrylaminde is mainly used in the following areas: (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) auxiliary for the papermaking industry; and (4) flocculant for river water treatments.  We acquired Anhui Jucheng on July 5, 2010. Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 for the year ended March 31, 2011.

For the period from July 5, 2010 through March 31, 2011, Anhui Jucheng sold approximately 10,855 tons of Polyacrylamide products, and achieved approximately US$22.57 million of net revenue.

Cost of sales:

Cost of sales consists of the equipment and software purchase cost recognized in-line with the related contract revenue, and the amortization amount of our software copyright.  Other direct installation and testing costs related to the software sales and direct cost of performing separate technical services were insignificant based on our historical experience as compared to the related revenue amount.  Therefore, in our normal course of business, we do not consider separate these direct expenses as the software implementation and technical services cost from our total operating expenses as necessary.

Cost of sales of Anhui Jucheng represented the manufacturing cost of the chemical product, Polyacrylamide, sold in each reporting period, which mainly consists of raw material cost (mainly acrylonitrile, acrylic acid and acrylamide solution), salary cost of manufacturing department and other manufacturing overhead such as electricity, water, depreciation and other manufacturing supplies.

For the year ended March 31, 2011, our total cost of sales increased to US$111.06 million from US$59.14 million for the same period of 2010. Without regard to the cost of sales of US$20.88 million incurred by Anhui Jucheng for the year ended March 31, 2011, our total cost of sales increased to US$90.18 million for the year ended March 31, 2011. The increase of the cost of sales for the year ended March 31, 2011was consistent with the increase of our net revenue as compared to that of last year.

Gross margin:

	Year ended March 31,
	2011	2010
	US$ M	US$ M
Equipment sales and installation, software sales and technical services
Net revenue	118.27	77.72
Cost of sales	90.18	59.14
Gross margin	28.09	18.58
Overall gross margin (%)	24%	24%

Without regard to the gross profit generated by our majority owned subsidiary, Anhui Jucheng, which is discussed separately below, for the year ended March 31, 2011, our gross profit increased to US$28.09 million as compared to US$18.58 million for the same period of 2010, representing a 51% increase.  The level of our overall gross margin was mainly affected by (1) the relative percentage of our separate software sales and technical services volume for each reporting period, which contributed a much higher gross margin as compared to that of the equipment sales and installation contracts; and (2) the overall average gross margin of our equipment sales and installation projects completed for each reporting period, which constituted the majority of our total revenue amount.

Our overall gross margins were 24% for each of the years ended March 31, 2011 and 2010.  For the years ended March 31, 2011 and 2010, the gross margin for our equipment sales and installation contracts was 19% and 18%, respectively, which was considered normal and stable based on our historical experiences.  The relative percentage of our separate software sales and technical services volume over the total net revenue we achieved (excluding the sales of Anhui Jucheng) were 13% and 8% for the years ended March 31, 2011 and 2010, respectively.  For the years ended March 31, 2011 and 2010, the overall gross margin for our separate software sales and technical services were 59% and 91%, respectively. The decrease of our overall software sales and technical services gross margin for the year ended March 31, 2011 was mainly due to the approximately US$12 million software sales and technical implementation services contracts we signed with PetroChina, which had an overall gross margin of approximately 54% and constituted approximately 81% of our total software and technical services revenue for the period.  For the year ended March 31, 2010, the US$6.4 million software revenue was related to the sales of our data processing software which contributed a gross margin of approximately 91%.

We believe that our overall gross margin is typically between 20%-30% on equipment sales and installation, software sales and technical services on a fiscal year basis, based on our existing business models. As discussed above, on a quarterly basis, our overall gross margin might not be stable and comparable to each other, which was mainly because of the different percentage of the software and technical services revenue and the equipment sales and installation revenue recognized in each quarter (reporting period), which contribute a very different gross margin as compared with each other. As of March 31, 2011, we do not have any material uncompleted equipment sales and installation contracts signed with gross margin significantly below our average gross margin, which was 15%-20%. Therefore, we believe that these existing uncompleted contracts will not have an adverse impact on our future gross margin. We will continue to monitor and review our sales contracts to determine if there will be any adverse impact on our gross margin in future reporting periods.

Sale of chemical products	July 5, 2010 - March 31, 2011
US$ M
Net revenue	22.57
Cost of sales	20.88
Gross margin	1.69
Overall gross margin (%)	7.5%

Anhui Jucheng achieved a 7.5% gross margin for the period from July 5, 2010 through March 31, 2011.  Management believes that the overall gross margin of Anhui Jucheng should normally approximate 10%.  The relatively lower gross margin for the period from July 5, 2010 through March 31, 2011 was mainly because during the period, the overall market supply of the raw material for producing polyacrylamide was relatively insufficient, which caused an increase in the raw material purchase price.  We will gradually increase our product selling price and we believe that the overall gross margin will improve in the future.  Meanwhile, management is making efforts to sell our products to end users directly in the future, instead of selling through distributors. If this can be achieved, we believe our gross margin of this segment will further improve to approximately 15%-20%.

Operating expense

Our operating expenses include: selling expenses, general and administrative expenses and research and development expenses.

The following tables set forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	For the year ended March 31,
	2011		2010
	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	118.27	100%	77.72	100%
– Selling expenses	1.66	1.4%	1.67	2.2%
– G&A expenses	2.93	2.5%	1.31	1.7%
– R&D expenses	0.26	0.2%	0.09	0.1%
Total operating expenses	4.85	4.1%	3.07	4.0%

The following tables set forth the analysis of the operating expenses of Anhui Jucheng:

	July 5, 2010 - March 31, 2011
	US$ M	% of Revenue

Net revenue	22.57	100%
– Selling expenses	0.64	2.8%
– G&A expenses	0.80	3.5%
Total operating expenses	1.44	6.3%

1.	Equipment sales and installation, software sales and technical services

Selling expenses:

Our selling expenses decreased slightly to US$1.65 million for the year ended March 31, 2011 from US$1.67 million for the same period of 2010.  Our selling expenses mainly include freight, marketing research and development expenses, salary expenses and traveling expenses of our  sales department.

For the year ended March 31, 2011: (1) salary expense and staff welfare increased by approximately US$0.04 million, which was mainly due to the expansion of our business and increase of the staff numbers in our sales department; (2) traveling expenses and communication expenses increased by approximately US$0.05 million which was in line with the expansion of our business; (3) freight expenses was approximately the same as last year;  the percentage of our freight expense over the total net equipment sales and installation revenue we achieved decreased in fiscal year 2011 as compared to that of our fiscal year 2010, which was due to the fact that we had more contracts using FOB terms in fiscal year 2011, where we only bore the land freight from the overseas manufacturing facilities to the oversea ports; however, in our fiscal year 2010, we had some contracts using CIF terms where we bore air freight for these shipments, which is significantly higher than the land freight; (4) marketing research and development expenses decreased by approximately US$0.12 million as compared to the same period of 2010, which was mainly a result of our successful brand and client relationship building activities performed in prior years and the stable and reliable contract implementation performance we achieved, which enabled us to decrease some of our market research and development costs in this year without having any adverse impact on our sales performance.

We believe that the percentage of our total selling expenses compared to the total net revenue for the corresponding period for each reporting period may not be stable, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including but not limited to attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in consideration of the pre-market activities that may not generate revenue. In accordance with the principles set by GAAP, our expenses for the “pre-contract” stage were expensed and recorded in earnings when they occurred. Therefore, the amount of “pre-contract” expenses directly related to the marketing activities and number of contracts we participated in during each reporting period, but not to the corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses increased to US$2.93 million for the year ended March 31, 2011 from US$1.31 million for the same period of 2010.  Our general and administrative expenses mainly include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including but not limited to legal, audits, financial consultancy and investor relations). We expect that our general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs in connection with the expansion of our business. We also expect to incur increased professional services costs in the future in connection with disclosure requirements under applicable securities laws, and our efforts to continue to improve our internal control systems in-line with the expansion of our business.

For the year ended March 31, 2011, our general and administrative expenses increased due to the following reasons: (1) an approximate US$0.1 million increase of rental expenses due to renting an additional office and four apartments for the expansion of our business and increase of staff; (2) an approximate US$0.34 million increase in bank handling charges for collection of our accounts receivables related to the equipment sales and installation contracts through letter of credit etc., which increased in-line with the increase of our total revenue as compared with last year; (3) an approximately US$0.07 million increase in general office administration expenses, such as communication, utilities and depreciation, which was in-line with the expansion of our business support activities; (4) an approximate US$0.41 million increase in share-based compensation expenses; and (5) an approximate US$0.7 million increase in professional services charges related to our U.S. reporting requirements as a public company, including but not limited to legal, accounting and investor relations.

Research and development expenses:

Research and development expenses represent the salary expenses and other related expenses of our research and development department. Our research and development expenses increased to US$0.26 million for the year ended March 31, 2011 as compared with US$0.09 million for the same period of 2010, due to an increase of the technical staff to meet our R&D needs. We expect our research and development expenses to increase in the future as we plan to hire additional R&D personnel to strengthen the functionality of our current software products and develop additional competitive industrial software products.

2.	Sale of chemical products

Selling expenses:

For the period from July 5, 2010 through March 31, 2011, Anhui Jucheng incurred approximately US$0.64 million of selling expenses, which mainly consisted of (1) freight expense of approximately US$0.32 million; (2) products packing material costs of approximately US$0.13 million; (3) salary expense of the sales department of approximately US$0.09 million; and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.1 million.

General and administrative expenses:

For the period from July 5, 2010 through March 31, 2011, Anhui Jucheng incurred approximately US$0.80 million of general and administrative expenses, which mainly consisted of (1) salary and welfare of management and administrative staff of approximately US$0.3 million (including approximately US$0.1 million special compensation paid to two key technical specialists hired during the period); (2) traveling and entertainment expenses of approximately US$0.11 million; (3) insurance and other taxes of approximately US$0.12 million; and (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.27 million.

Operating profits

As a result of the foregoing, our operating profit increased to US$23.50 million for the year ended March 31, 2011, of which approximately US$23.25 million was generated from our equipment sales and installation, software sales and technical services and US$0.25 million was generated from our sales of chemical products, as compared to the US$15.5 million operating profit we achieved for the same period of 2010.

Other income and expenses

Our other income and expenses mainly include interest income, interest expenses and bank charges for credit facilities, exchange gains or losses, value added tax refund, other income and expenses.

Interest income, interest expenses, bank charges and exchange gains or losses:

●	Interest income represents the interest income we earned from cash deposits we kept in the commercial banks.

●
Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholders (annual interest rate of 3% to 5%), the short-term working capital bank loans borrowed by Anhui Jucheng, short-term bank loans borrowed for the exportation of the oil sludge cleaning equipment and the bank overdraft charges. For the year ended March 31, 2011, we incurred approximately US$0.24 million in interest expenses for the shareholder loans, approximately US$0.12 million in interest expenses for the short-term bank loans, which was mainly related to the working capital loans borrowed by Anhui Jucheng, and approximately US$0.02 million of bank overdraft charges.  We also incurred approximately US$0.22 million in bank charges for the year ended March 31, 2011 for the credit facilities granted by our banks for the importation of equipment for our equipment sales and installation contracts.  Increase of interest expenses for the year ended March 31, 2011 as compared to the same period of 2010 was mainly due to the increase of the interest expenses incurred by Anhui Jucheng for its working capital loan borrowed from local commercial banks.

●	Exchange loss incurred for the years ended March 31, 2011 and 2010 was mainly due to the devaluation of the US dollar against Renminbi, Japanese Yen and Euro.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect to sales of software products. We pay 17% value added tax for our software sales and the tax authorities will refund us 14% of the value added tax that we paid normally within about 1-2 months. This refund is regarded as subsidy income granted by the PRC government and we recognize the value added tax refund as other income only when it has been received. There is no condition to the use of the refund received. We received approximately US$1.94 million and US$0.47 million of value added tax refund for the years ended March 31, 2011 and 2010, respectively.

Other:

For the year ended March 31, 2011, Anhui Jucheng received approximately US$0.46 million from its provincial and regional governments for its technologies contribution and development in the polyacrylamide production field.  For the year ended March 31, 2011, Anhui Jucheng also achieved approximately US$0.14 million of other income from the selling of scrap raw materials and other supplies.

Income before income tax

As a result of the foregoing, our income before income tax increased to US$24.96 million for the year ended March 31, 2011, of which approximately US$24.22 million was generated from our equipment sales and installation, software sales and technical services, and US$0.74 million was generated from our sale of chemical products, as compared to US$15.04 million income before income tax we achieved for the same period of 2010.

Income tax expenses

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, our Hong Kong subsidiaries are generally subject to Hong Kong profits tax on its taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for years ended March 31, 2011 and 2010.

Beijing JianXin, being established in the PRC, is generally subject to PRC income tax. Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise and is entitled to tax preferential treatment — a two year tax holiday through EIT exemption (from its first profitable year) for the calendar years ended December 31, 2009 and 2010 and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.

Anhui Jucheng and Beijing Hongteng are subject to 25% income tax for the year ended March 31, 2011.

No provision for other overseas taxes is made as neither we nor China LianDi have any taxable income in the U.S. or the British Virgin Islands.

The new income tax law in China imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the new income tax law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing earnings to the Company for the years ended March 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at March 31, 2011 and 2010. Total undistributed earnings of these PRC subsidiaries at March 31, 2011 were RMB345,042,882 (US$52,626,881).

Net income

As a result of the foregoing, our net income increased to US$24.44 million for the year ended March 31, 2011, of which approximately US$23.84 million was generated from our equipment sales and installation, software sales and technical services and US$0.60 million was generated from our sale of chemical products, as compared to US$15.04 million net income we achieved for the same period of 2010.

Income attributable to non-controlling interests

Net income generated from our majority owned subsidiary, Anhui Jucheng, was allocated to the non-controlling shareholder of Anhui Jucheng based on his respective percentage of the ownership in the entity. Based on the percentage ownership of Anhui Jucheng, approximately US$0.30 million of Anhui Jucheng’s net income was attributable to the 49% noncontrolling interest shareholders of Anhui Jucheng for the year ended March 31, 2011.

Net income available to LianDi Clean stockholders

Net income minus income attributable to non-controlling interests is net income available to LianDi Clean stockholders. For the year ended March 31, 2011 and 2010, net income available to LianDi Clean stockholders was US$24.14 million and US$15.04 million, respectively.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the year ended March 31, 2011 was approximately US$4.01 million, which were recorded as a deduction to the net income available to common stockholders of LianDi Clean for the year ended March 31, 2011. We did not recognize any deemed dividend for the period from February 26, 2010 (the date of issuance of these securities) through March 31, 2010, because the amount was immaterial.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock, which was US$3.50 per share, and the actual number of days each share was outstanding within the reporting period. The total preferred stock dividend accrued was approximately US$1.82 million and US$0.18 million for the years ended March 31, 2011 and 2010, respectively.

Net income available to common stockholders of LianDi Clean

Net income available to LianDi Clean stockholders minus preferred stock deemed dividend and preferred stock cash dividend is net income available to common stockholders of LianDi Clean.  For the year ended March 31, 2011 and 2010, net income available to common stockholders of LianDi Clean was US$18.31 million and US$14.85 million, respectively.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents.  As of March 31, 2011, we had cash and cash equivalents of approximately US$73.24 million.

Our liquidity needs include: net cash used in operating activities, which mainly consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our majority owned subsidiary, Anhui Jucheng, to purchase raw materials for the manufacturing of chemical products; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of chemical products; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities mainly consists of the investments in computers and other office equipment, investment in purchasing of the oil sludge cleaning equipment and upgrading and enhancing the existing manufacturing facilities for our majority owned subsidiary, Anhui Jucheng.  Before June 30, 2009, we financed our liquidity needs primarily through working capital loans obtained from our shareholders. From the second half of our fiscal year 2010, along with the significant increase of our net income and our efficient management of the collection of the trade receivables and other receivables, we started to generate positive cash flow from our operating activities, and repaid a significant portion of the shareholder loan from our Japanese shareholder. Currently, we primarily finance our liquidity needs through net cash generated from our own operating activities.

The following tables provide detailed information about our net cash flow for the periods indicated:

	Year ended March 31,
	2011	2010
	(Amount in thousands of US dollar)

Net cash provided by operating activities	12,863	34,686
Net cash (used in) provided by investing activities	(1,676)	11,309
Net cash provided by financing actives	1,745	8,228
Effect of foreign currency exchange rate changes	1,072	(3)
Net increase in cash and cash equivalents	14,004	54,220

Net cash provided by operating activities:

As a result of our company’s normal business operations, a very significant portion of our cash was used to import equipment from our suppliers.  Before the equipment was shipped to our customers, the prepayment was recorded as prepayments to suppliers, after the equipment was shipped and before it was accepted by our customers, the payments were recorded as deferred cost.  Our majority owned subsidiary, Anhui Jucheng, also needs to use a significant portion of its cash for purchasing the raw materials for the production of the chemical products.  For the year ended March 31, 2011, (1) we achieved approximately US$26.5 million in net income (excluding the non-cash expenses of depreciation, amortization deferred taxes and share-based compensation expenses); (2) our accounts receivable and notes receivable balance increased by approximately US$7.4 million, of which approximately US$5.6 million has been subsequently collected after the year ended March 31, 2011; (3) during the same period, we spent an additional approximately US$4.9 million as the prepayments to our equipment suppliers for the uncompleted contracts, and to our raw material suppliers for purchasing of raw materials of chemical products, and increased our inventory storage by approximately US$3.1 million, tender deposits balances also increased by approximately US$0.9 million, representing the additional deposit we paid for our contract bids; and (4) the total amount of our advances from customers and deferred revenue balances increased by approximately US$3.6 million as compared with last year, representing the cash received during the year but not yet recognized as revenue for the year ended March 31, 2011.  Therefore, in the aggregate, these transactions resulted in an approximately US$12.9 million net cash inflow for the year ended March 31, 2011.

For the year ended March 31, 2010, (1) we generated approximately US$15.7 million net income (excluding the non-cash expenses of depreciation, amortization); (2) with the successful completion of most of the uncompleted projects that were brought forward from the previous period, which caused the balance of the prepayments to suppliers and deferred cost to decrease significantly by approximately US$20.2 million, a corresponding decrease of approximately US$14.2 million in deferred revenue and resulted in an increase of roughly US$6 million in operating cash flow, which represented a reconciliation for the net cost recognized for the previous year’s uncompleted contracts in net income for the year ended March 31, 2010, with the related cash outflow incurred in the previous year, 2010; and (3) the timely collection of our account receivables for both the previous period and the current period, which caused the accounts receivable balance to reduce significantly by approximately US$13 million. Therefore, in the aggregate, these transactions resulted in an approximately US$34.7 million cash inflow for the year ended March 31, 2010.

Net cash (used in) provided by investing activities:

For the year ended March 31, 2011, our net cash used in investing activities mainly included the following transactions: (1) we had an approximately US$2.39 million net cash inflow primarily in connection with the Anhui Jucheng acquisition, representing Anhui Jucheng’s cash and cash equivalents on acquisition by us. We injected capital of RMB40.8 million (approximately US$6 million) into Anhui Jucheng in the form of cash in exchange for its 51% equity interest.  Anhui Jucheng then became our subsidiary and therefore the capital contribution has no impact on our consolidated cash flows; (2) during the year ended March 31, 2011, we spent approximately US$0.62 million for purchasing the oil sludge cleaning equipment and approximately US$0.07 million for other office equipment; our majority owned subsidiary, Anhui Jucheng, spent approximately US$0.50 million to purchase equipment for the upgrading of its current manufacturing facilities and it also spent approximately US$1.26 million as a deposit for land use rights to further upgrade its manufacturing facilities; (3) during the year ended March 31, 2011, we repaid approximately US$4.92 million in third party loans; and (4) we also collected approximately US$3.30 million of a temporary loan we made to a third party.  In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.68 million for the year ended March 31, 2011.

For the year ended March 31, 2010, the approximate US$11.31 million cash inflow generated from investing activities mainly represented: (1) the collection of a temporary loan to a third party in September 2009, which was approximately US$11.6 million; and (2) the approximately US$0.3 million merger cost we paid in connection with the reverse acquisition consummated on February 26, 2010.

Net cash provided by financing activities:

Our net cash provided by financing activities included the following transactions: (1) the loans we borrowed from or repaid to our shareholders and noncontrolling shareholder of our majority owned subsidiary, Anhui Jucheng; (2) cash used for the payment of the cash dividends to our convertible preferred stockholders; (3) the decrease or increase of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities; and (4) proceeds we received from our Private Placement consummated on February 26, 2010.

For the year ended March 31, 2011, (1) we paid approximately US$1.59 million cash for the dividends on our convertible preferred stock; (2) as of March 31, 2011, the restricted cash balance increased by approximately US$1.11 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2010, which was recorded as a cash outflow of our financing activities; (3) we also repaid approximately US$0.83 million to the noncontrolling shareholder of Anhui Jucheng; (4) Anhui Jucheng repaid approximately US$0.60 million of its short-term bank loans; and (5) we received temporary payments of approximately US$5.9 million made by independent third parties for our short-term RMB financing needs for our tender bidding purposes. We have repaid these third parties after March 31, 2011.  In the aggregate, these transactions resulted in a net cash inflow for financing activities of approximately US$1.75 million for the year ended March 31, 2011.

For the year ended March 31, 2010, (1) the restricted cash balance increased by approximately US$1.98 million as compared to that of March 31, 2009, which was recorded as a cash outflow of our financing activities; (2) we repaid approximately US$8.38 million loan to our shareholders; (3) we also settled the payable for the software copyright we purchased in December 2008, which amounted to approximately US$5.97 million; and (4) we received approximately US$24.55 million from our Private Placement consummated on February 26, 2010.  In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$8.2 million for the year ended March 31, 2010.

As of March 31, 2011, we still owe our shareholders approximately US$8.1 million, which consisted of approximately US$0.7 million due to Mr. Zuo and approximately US$7.4 million due to our Japanese shareholder, SJ Asia Pacific Limited. We did not sign any written agreement with Mr. Zuo in regards to the loan we borrowed from him. Based on the loan agreements we signed with our Japanese shareholder, these outstanding loans bear interest at 3%-5% per annum. Any delayed repayment of these loans without the prior consent from our Japanese shareholder is subject to a 1% penalty. Although we did not receive any commitment from our Japanese shareholder not to demand repayment of the loan, we believe that, along with the rapid growth of our revenue and cash generated from operating activities in fiscal year 2011, our financial position has improved to the point which allows us to repay our shareholders’ loan using money earned from operations on demand without having any significant adverse impact on our financial position and operations.

Credit Facilities:

As of March 31, 2011, we had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$135.3 million (equivalent to approximately US$17.38 million) and EURO 1 million (equivalent to approximately US$1.41 million), as compared to an aggregate amount of general facilities of HK$62.3 million (equivalent to approximately US$8 million) as of March 31, 2010. Collateral for the General Facilities include our bank deposits classified as restricted cash, trading securities, unlimited guarantee from Mr. Zuo (our CEO and Chairman), a standby letter of credit of not less than HK$110 million (or approximately US$14.13 million) issued by two banks which are in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of our company) and an undertaking from Hua Shen HK to maintain a tangible net worth at not less than HK$5 million (or approximately US$644 thousand). We readily meet this requirement and complied with this requirement during all periods presented. There is a small risk of non-compliance, especially, considering that our bank’s requirement for tangible net worth is far below our current tangible net worth.  As of March 31, 2011, there were outstanding contract performance guarantees of US$3,840,054 issued by the banks on behalf of our company, of which US$2,121,581 were granted under the General Facilities. There was no other borrowing under the General Facilities as of March 31, 2011. In addition, on August 6, 2009, we obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately US$774 thousand) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6,000,000 and HK$4,800,000 from us and Hong Kong Sponsored Facility, respectively. As of March 31, 2011, there was no borrowing under the Government Sponsored Facility. Going forward, we do not expect any negative changes in our general credit facilities, especially in light of the fact that our sales have been growing rapidly.

Business Update:

In September 2010, we entered into a strategic alliance and signed a two-year distribution agreement with System Kikou Co., Ltd. (“SKK”), located in Tokyo, Japan, one of the world’s leading automated oil sludge treatment companies. The alliance was consummated to capitalize on a recent Chinese government mandate which was promulgated after a major fatal accident (unrelated to the Company) in June 2010 that resulted in the death of six workers in China. The mandate is that all China’s oil refiners should switch to automated cleaning technology to protect the safety of workers starting on July 1, 2010; SKK is one of the world’s leaders in this cleaning technology.  We estimate the market for cleaning technologies is approximately US$120 million, growing at about 7% per annum. Currently, only less than 20% of Chinese oil refineries use automated cleaning technologies compared to 80%-90% in developed countries.

As of March 31, 2011, we have ordered three sets of the cleaning equipment (including one set of the used equipment and two sets of the new equipment) from SKK, of which one set of the used cleaning equipment had arrived in China in March 2011 and the other two sets of the new equipment are expected to arrive by the end of June 2011.  We had also completed the related training programs for operating the imported oil sludge cleaning equipment.  We are currently targeting the development of the oil sludge cleaning market in Northwest China, and we expect that contracts can be signed with the subsidiaries of the large Chinese petroleum and petrochemical companies in Northwest China in July 2011 for these new services.

Depending on the market needs, other than providing the cleaning services to the customers directly, we may also rent our equipment to other cleaning companies and/or sell SKK’s equipment as a distribution agent to them directly in the future.

C.  Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of March 31, 2011.

D.  Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011:

	Purchase of equipment	Office rental	Total
	US$	US$	US$
Fiscal year ending March 31,
-2012	4,061,818	305,319	4,367,137
-2013	-	229,639	229,639
-2014	-	14,470	14,470
Thereafter	-	-	-
Total payments	4,061,818	549,428	4,611,246

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only our management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting.

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
Jianzhong Zuo	42	Chief Executive Officer, President and Chairman of the Board
Yong Zhao	39	Chief Financial Officer
Hirofumi Kotoi	48	Director
Joel Paritz(1)	67	Independent Director
Xiaojun Li(1)	48	Independent Director
Hongjie Chen(1)	39	Independent Director

(1) Serves as a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Jianzhong Zuo, Chief Executive Officer, President and Chairman

Mr. Zuo has been our Chief Executive Officer, President and Chairman of the Board since February 26, 2010. Mr. Zuo founded our wholly-owned subsidiary, Hua Shen Trading (International) Ltd., and served as its President since 1999. From 1993 to 1996, Mr. Zuo worked at Shenzhen Huashen Shiye International and Beijing Huashen Automation Engineering, and from 1992 to 1993 he was at Beijing Nonferrous Metal Research Institute. He earned his M.S. degree from the University of Science and Technology, Beijing in 1992 and an Executive MBA from the Central European Business School in 2007.  As our founder and Chief Executive Officer, Mr. Zuo’s deep experience and solid customer relationships in the petroleum and petrochemical industry, as well as his extensive management experience, enable him to provide significant insights into our business and make him qualified to be the Chairman of our Board of Directors.

Yong Zhao, Chief Financial Officer

Mr. Zhao was appointed as our Chief Financial Officer on February 26, 2010. Mr. Zhao joined our wholly owned subsidiary, Beijing JianXin Petrochemical Engineering Ltd., as the Chief Financial Officer in 2008. From 1998 to 2008, he served as a financial manager for Beijing Feite Tianyuan Environmental Protection, Ltd., Co., Beijing Huashen Huizheng System Engineering Technology, Ltd., Co. and Beijing Huashen Guotong Technology Development Ltd. Mr. Zhao earned his Certificate in Project Financial Analysis at Beijing Technology and Business University in 2004 and earned his Bachelor’s Degree in Finance from Capital University of Economics and Business in 1992.

Hirofumi Kotoi, Director

Mr. Kotoi has been a member of our Board of Directors since March 27, 2010. Mr. Kotoi is a Vice-President and Representative Director at SJI Inc. where he has worked since June 1990. He earned his master degree from Kyoto University and completed a Ph.D. course major in Computer science. He also studied at the University of Science and Technology of China. A Chinese native, he came to Japan as a government funded overseas student in 1981.  Mr. Kotoi’s extensive experience in corporate management, and especially his experience as a member of senior management of SJI Inc. (a Jasdaq listed company), enable him to provide significant insights into the improvement of our internal controls and corporate governance related matters.

Joel Paritz, Director

Mr. Paritz has been a member of our Board of Directors since May 17, 2010. Since 1980, Mr. Paritz has been the President of his own firm, Paritz & Company, P.A., a mid-size regional accounting and consulting firm servicing clients in the New York tri-state area and operations of multi-national companies. Previously, he was employed by Ernst & Young, in both the audit and tax departments. Mr. Paritz is a member of the New York and New Jersey Societies of Certified Public Accountants, American Institute of Certified Public Accountants and the Securities and Exchange Commission Practice Section. Since 2006, Mr. Paritz has been a member of the board of directors of Bancorp of New Jersey, Inc. He is a Certified Public Accountant licensed by the States of New York and New Jersey. He received his MBA and a bachelor’s degree in accounting from Rutgers University.  Mr. Paritz has over 35 years extensive experience in all facets of accounting, which makes him qualified as an “audit committee financial expert” under the rules and regulations of the SEC, and therefore, has served as the Chairman of our Audit Committee since inception.

Xiaojun Li, Director

Mr. Li has been a member of our Board of Directors since May 17, 2010. Currently, Mr. Li is the president of ShengYuan Investment Company Ltd., an international investment and trading company, and vice president of Zhonghui Guohua Industrial Group Company Limited, a major Chinese mining company. He also serves as deputy secretary of the National Development and Reform Commission of China Industrial Development Association, and has served as general manager of China’s Overseas Economic Cooperation Corporation of State Foreign Trade, Central Asia branch. Mr. Li received his bachelor’s degree in economics from the Political Education Department of Xinjiang University.  Mr.Li’s extensive experience in investment and management, as well as his special experience gained while serving the National Development and Reform Commission of the China Industrial Development Association, and China’s Overseas Economic Cooperation Corporation of State Foreign Trade, enable him to provide a unique and valuable perspective to the Board of Directors.

Hongjie Chen, Director

Mr. Chen has been a member of our Board of Directors since May 17, 2010. Since 1998, Mr. Chen has been a managing director of the investment banking firm Haitong Securities Co., Ltd.  Previously, he was a financial manager with Lison International Ltd., a subsidiary of Sinopec Shanghai Engineering Co., Ltd. (“SSEC”) in Hong Kong, and a project financial analyst at SSEC. Mr. Chen received his Bachelor of Economics at Shanghai University of Engineering Science and his EMBA from China Europe International Business School.  Mr.Chen’s extensive experience in investment banking and financial management, as well as his previous experiences in the petroleum and petrochemical industry, enable him to provide a unique and valuable perspective to the Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics

We adopted a Code of Business Conduct and Ethics on May 14, 2010. The Code of Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, constitutes our Code of Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of the Code of Ethics may be obtained free of charge by writing to LianDi Clean Technology Inc., Unit 401-405, 4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089.

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

Based solely on our review of such forms furnished to us, we believe that during the prior fiscal year, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except that each of Xiaojun Li and Hongjie Chen failed to timely file a Form 3 upon such individual becoming a member of our board of directors.

Limitation of Liability and Indemnification of Officers and Directors

Our articles of incorporation limit the liability of our directors and officers under certain circumstances. Our articles of incorporation provide that the liability of directors or officers for monetary damages is limited to the fullest extent permitted by Nevada law. In addition, our directors and officers are indemnified as provided by our articles of incorporation, our bylaws and the Nevada Revised Statutes. Our bylaws and articles of incorporation provide that we will indemnify our directors, officers, employees, and agents, to the fullest extent to the extent required by the Nevada Revised Statutes and shall indemnify such individuals to the extent permitted by the Nevada Revised Statutes.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth all cash compensation paid by the Company, as well as certain other compensation paid or accrued, for each of the last two fiscal years of the Company to each named executive officer.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards	All Other compensation ($)	Total

Jianzhong Zuo, President and Chief Executive Officer	2011	6,258	—	—	—	6,258
	2010	—	—	—	—	—
Yong Zhao, Chief Financial Officer	2011	17,881	—	—	—	17,881
	2010	7,028	3,514	—	—	10,542

During each of the last two fiscal years, none of our other officers had total compensation greater than $17,881. In addition, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Mr. Zuo received total compensation of $6,258 for fiscal 2011 based on a verbal agreement with management. Mr. Zuo received no salary before September 2010.

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

Mr. Zhao received total compensation of $17,881 and $10,542 for fiscal 2011 and 2010, respectively, based on a verbal agreement with management.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of June 27, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise stated, the address of all persons in the table is c/o LianDi Clean Technology Inc., Unit 401-405, 4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089.

As of June 27, 2011, an aggregate of 31,409,910 shares of our common stock were outstanding.

Name & Address of Beneficial Owner and Office, if any	Amount & Nature of Beneficial Ownership(1)	Percent of Class(1)
SJ Asia Pacific Ltd. (2)	6,275,118	19.98%
China LianDi Energy Resources Engineering Technology Ltd. (3)	10,684,660	34.02%
Hua Shen Trading (International) Ltd. (4)	6,838,620	21.77%
Jianzhong Zuo, Chairman, Chief Executive Officer & President (5)	17,523,280	55.79%
Yong Zhao, Chief Financial Officer	0	-
Hirofumi Kotoi, Director (6)	6,275,118	19.98%
Joel Paritz, Independent Director(7)	24,000	*
Xiaojun Li, Independent Director(8)	5,000	*
Hongjie Chen, Independent Director(9)	5,000	*
TriPoint Global Equities, LLC (10)	1,891,340	6.02%
All officers and directors as a group (6 persons)	23,832,398	75.88%

* Less than one percent.
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

(7)	Includes options to acquire 24,000 shares of our common stock that are exercisable within 60 days of June x, 2011.
(8)
Includes options to acquire 5,000 shares of our common stock that are exercisable within 60 days of June x, 2011.(9)Includes options to acquire 5,000 shares of our common stock that are exercisable with 60 days of June x, 2011.

(10)
This number includes (a) the following securities held by TriPoint Global Equities, LLC, our placement agent in the Private Placement: (i) 582,706 shares of common stock underlying Placement Agent Warrants, (ii) 148,955 shares underlying placement agent Series A Warrants and (iii) 148,955 shares underlying placement agent Series B Warrants; and (b) the following securities held by TriPoint Capital Advisors, LLC, our financial consultant: (i) 1,010,724 shares of common stock. Mark Elenowitz and Michael Boswell share voting and dispositive power over the securities held by TriPoint Global Equities, LLC. Mark Elenowitz and Michael Boswell, along with Louis Taubman, share voting and dispositive power over the securities held by TriPoint Capital Advisors, LLC. The principal address of TriPoint Global Equities, LLC is 17 State Street, 20 th Floor, New York, New York 10004.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Transactions

As of March 31, 2011, we borrowed approximately $7.4 million from SJ Asia Pacific Limited (a shareholder of the Company). The loans are unsecured and bear interest at three to five percent per annum.

As of March 31, 2011, we borrowed approximately $0.67 million from Mr. Zuo (our CEO and Chairman). This loan is unsecured, bears interest at 3% per annum and is payable on demand.

Director Independence

Three of our directors, Messrs. Paritz, Li and Chen, have been determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent.

Item 14.	Principal Accounting Fees and Services.

Effective July 21, 2010, we formally engaged Crowe Horwath (HK) CPA Limited as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended March 31, 2011, replacing AGCA, Inc.  Effective May 6, 2010, we formally engaged AGCA, Inc. as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended March 31, 2010, replacing The Hall Group, CPAs, who had served as our auditor prior to such time.

Fees for the fiscal years ended March 31, 2011 and 2010

Audit Fees.

The audit services fees related to our engagement with Crowe Horwath (HK) CPA Limited for the audit and review of our financial statements for the fiscal year ended March 31, 2011 was $281,300.  AGCA, Inc. was paid aggregate fees of approximately $156,000 for the audit of our annual financial statements for the fiscal year ended March 31, 2010.

Audit-Related Fees.

None.

Tax Fees.

None.

All Other Fees .

None.

As provided for in our Audit Committee charter, the Audit Committee pre-approves all audit and non-audit services by the independent auditors as required by applicable law and the rules of any securities exchange upon which our securities may be listed.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1
Share Exchange Agreement dated February 26, 2010, by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), Reed Buley, China LianDi Clean Technology Engineering Ltd., and the shareholders of China LianDi Clean Technology Engineering Ltd. (1)

3.1	Articles of Incorporation of LianDi Clean Technology Inc., as amended (2)
3.3	Certificate of Designation (1)
3.4	By-laws (2)
4.1	Registration Rights Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein (1)
4.2	Form of Series A Warrant (1)
4.3	Form of Series B Warrant (1)
10.1	Securities Purchase Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein (1)
10.2
Securities Escrow Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), China LianDi Energy Resources Engineering Technology Ltd. and certain investors listed therein (1)

10.3	Lock-up Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and China LianDi Energy Resources Engineering Technology Ltd. (1)
10.4	Placement Agent Agreement with TriPoint Global Equities, LLC (2)
10.5	Employment Agreement with Jianzhong Zuo (2)
10.6	Employment Agreement with Yong Zhao (2)
10.7	Sales Contract by and between Hua Shen Trading (International) Limited and China Petrochemical International Co. Ltd. dated as of September 28, 2007 (1)
10.8	Cooper Cameron Valves Authorization Letter dated as of September 6, 2006 (1)
10.9	Form of Rotork Authorization Letter (1)
10.10	International Distributor Agreement by and between Petrochemical Engineering Limited and DeltaValve dated as of February 12, 2010 (2)
10.11	Poyam Authorization Letter dated as of May 20, 2010 (2)
10.12	After-sale Services Agreement by and between Petrochemical Engineering Limited and AMPO S. Coop Poyam Valves dated as of January 20, 2010 (2)
10.13	Entrustment purchase agreement by and between Beijing JianXin Petrochemical Engineering Ltd. and Petrochemical Engineering Limited (1)
10.14	Loan Agreements from Shareholder (2)
10.15	Independent Director Agreement of Joel Paritz (3)
10.16	Independent Director Agreement of Xiaojun Li (3)
10.17	Independent Director Agreement of Hongjie Chen (3)
14.1	Code of Business Conduct and Ethics (3)
16.1	Letter from The Hall Group, CPAs dated May 10, 2010 regarding the change in the Registrant’s certifying accountant (4)
16.2	Letter from The Hall Group, CPAs dated May 13, 2010 regarding the change in the Registrant’s certifying accountant (5)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2010.

(2)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 24, 2010.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010.

(4)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 13, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIANDI CLEAN TECHNOLOGY INC.

June 29, 2011	By:	/s/ Jianzhong Zuo
(Date Signed)		Jianzhong Zuo, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Jianzhong Zuo	Chief Executive Officer, President and Chairman (Principal Executive Officer)	June 29, 2011
Jianzhong Zuo

/s/ Yong Zhao	Chief Financial Officer (Principal Accounting Officer)	June 29, 2011
Yong Zhao

/s/ Hirofumi Kotoi	Director	June 29, 2011
Hirofumi Kotoi

/s/ Joel Paritz	Director	June 29, 2011
Joel Paritz

/s/ Hongjie Chen	Director	June 29, 2011
Hongjie Chen

/s/ Xiaojun Li	Director	June 29, 2011
Xiaojun Li

Exhibit Index

Exhibit No.	Description
2.1
Share Exchange Agreement dated February 26, 2010, by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), Reed Buley, China LianDi Clean Technology Engineering Ltd., and the shareholders of China LianDi Clean Technology Engineering Ltd. (1)

3.1	Articles of Incorporation of LianDi Clean Technology Inc., as amended (2)
3.3	Certificate of Designation (1)
3.4	By-laws (2)
4.1	Registration Rights Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein (1)
4.2	Form of Series A Warrant (1)
4.3	Form of Series B Warrant (1)
10.1	Securities Purchase Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein (1)
10.2
Securities Escrow Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), China LianDi Energy Resources Engineering Technology Ltd. and certain investors listed therein (1)

10.3	Lock-up Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and China LianDi Energy Resources Engineering Technology Ltd. (1)
10.4	Placement Agent Agreement with TriPoint Global Equities, LLC (2)
10.5	Employment Agreement with Jianzhong Zuo (2)
10.6	Employment Agreement with Yong Zhao (2)
10.7	Sales Contract by and between Hua Shen Trading (International) Limited and China Petrochemical International Co. Ltd. dated as of September 28, 2007 (1)
10.8	Cooper Cameron Valves Authorization Letter dated as of September 6, 2006 (1)
10.9	Form of Rotork Authorization Letter (1)
10.10	International Distributor Agreement by and between Petrochemical Engineering Limited and DeltaValve dated as of February 12, 2010 (2)
10.11	Poyam Authorization Letter dated as of May 20, 2010 (2)
10.12	After-sale Services Agreement by and between Petrochemical Engineering Limited and AMPO S. Coop Poyam Valves dated as of January 20, 2010 (2)
10.13	Entrustment purchase agreement by and between Beijing JianXin Petrochemical Engineering Ltd. and Petrochemical Engineering Limited (1)
10.14	Loan Agreements from Shareholder (2)
10.15	Independent Director Agreement of Joel Paritz (3)
10.16	Independent Director Agreement of Xiaojun Li (3)
10.17	Independent Director Agreement of Hongjie Chen (3)
14.1	Code of Business Conduct and Ethics (3)
16.1	Letter from The Hall Group, CPAs dated May 10, 2010 regarding the change in the Registrant’s certifying accountant (4)
16.2	Letter from The Hall Group, CPAs dated May 13, 2010 regarding the change in the Registrant’s certifying accountant (5)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

(1)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2010.

(2)	Incorporated by reference herein to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on May 24, 2010.

(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010.

(4)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.

(5)	Incorporated by reference herein to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 13, 2010.

LIANDI CLEAN TECHNOLOGY INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LianDi Clean Technology Inc.

We have audited the accompanying consolidated balance sheet of LianDi Clean Technology Inc.  (“Company”) and subsidiaries as of March 31, 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of March 31, 2011and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
June 29, 2011

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

/s/ AGCA, Inc.

Arcadia, California

June 25, 2010

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of March 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$73,242,735	$59,238,428
Restricted cash	4,122,085	2,964,864
Notes receivable	545,519	-
Accounts receivable, net of $nil allowance	12,293,961	2,295,231
Deferred costs of revenue	-	1,168,025
Inventories	5,920,514	30,103
Prepaid expenses and deposits	11,082,501	657,257
Other receivables, net of $nil allowance	462,352	3,416,284
Pledged trading securities	11,592	11,592
Prepaid land use right – current portion	47,902	-

Total current assets	107,729,161	69,781,784

Other Assets
Property, plant and equipment, net	11,307,135	151,660
Intangible assets, net	4,787,175	5,192,738
Prepaid land use right – non-current portion	1,828,266	-
Deposit for land use rights	1,360,503	-
Construction in progress	860,738	-
Goodwill	365,528	-

Total assets	$128,238,506	$75,126,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$2,678,187	$-
Accounts payable	4,049,470	11,926
Deferred revenue	1,257,883	2,481,771
Other payables and accrued expenses	15,438,576	3,496,612
Provision for income tax	635,142	59,763
Due to shareholders	8,046,181	8,461,161
Due to non-controlling interests	4,141,332	-
Preferred stock dividend payable	416,696	184,820

Total current liabilities	36,663,467	14,696,053

Deferred tax liability	675,258	-

Total liabilities	37,338,725	14,696,053

Commitments and Contingencies (Note 24)

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of March 31,
	2011	2010

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 5,517,970 and 7,086,078 shares issued and outstanding, respectively; aggregate liquidation preference amount: $19,729,591and $24,986,093, including accrued but unpaid dividend of $416,696 and $184,820 at March 31, 2011 and 2010, respectively)	14,068,693	14,059,018

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 30,926,880 and 29,358,772 shares issued and outstanding, respectively)	30,927	29,359
Additional paid-in capital	24,294,437	19,891,932
Statutory reserves	1,190,690	1,138,733
Retained earnings	43,505,802	25,245,926
Accumulated other comprehensive income	1,879,286	65,161

Total LianDi Clean stockholders’ equity	70,901,142	46,371,111

Non-controlling interests	5,929,946	-

Total equity	76,831,088	46,371,111

Total liabilities and stockholders’ equity	$128,238,506	$75,126,182

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended March 31,
	2011	2010
NET REVENUE：
Sales and installation of equipment	$103,386,679	$71,152,658
Sales of software	14,666,303	6,433,064
Services	215,181	133,758
Sales of industrial chemicals	22,574,134	-
	140,842,297	77,719,480
Cost of revenue：
Cost of equipment sold	(84,083,187)	(58,540,656)
Amortization of intangibles	(607,948)	(597,449)
Cost of software	(5,489,240)	-
Cost of industrial chemicals	(20,879,094)	-
	(111,059,469)	(59,138,105)

Gross profit	29,782,828	18,581,375
Operating expenses:
Selling expenses	(2,296,708)	(1,673,019)
General and administrative expenses	(3,731,147)	(1,304,006)
Research and development cost	(258,296)	(91,401)
Total operating expenses	(6,286,151)	(3,068,426)

Income from operations	23,496,677	15,512,949
Other income (expenses), net
Interest income	122,404	48,864
Interest and bank charges	(604,388)	(519,969)
Merger expenses	-	(275,000)
Exchange losses, net	(598,426)	(293,993)
Value added tax refund	1,938,205	465,786
Other	603,527	100,157
Total other income (expenses), net	1,461,322	(474,155)

Income before income tax	24,957,999	15,038,794
Income tax expense	(519,717)	(816)

NET INCOME	24,438,282	15,037,978
Income attributable to noncontrolling interests	(295,282)	-

Net income attributable to LianDi Clean stockholders	$24,143,000	$15,037,978
Preferred stock deemed dividend	(4,007,745)	-
Preferred stock dividend	(1,823,422)	(184,820)

Net income available to common stockholders	$18,311,833	$14,853,158

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended March 31,
	2011	2010

Net income attributable to LianDi Clean stockholders	$24,143,000	$15,037,978

Other comprehensive income attributable to LianDi Clean stockholders:
Foreign currency translation adjustment	1,814,125	9,469

Comprehensive income attributable to LianDi Clean stockholders:	25,957,125	15,047,447

Comprehensive income attributable to non-controlling interests	482,464	-

TOTAL COMPREHENSIVE INCOME	$26,439,589	$15,047,447

Earnings per share attributable to LianDi Clean stockholders::
Basic	$0.61	$0.54
Diluted	$0.61	$0.53

Weighted average number of shares outstanding:
Basic	29,939,570	27,541,181
Diluted	30,182,555	28,230,337

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
	Year Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,438,282	$15,037,978
Adjustments for:
Depreciation of property, plant and equipment	958,332	38,449
Amortization of intangible assets	658,306	603,892
Deferred tax liability	(40,509)	-
Merger expenses	-	275,000
Share-based compensation costs	406,003	-
Investment loss (gains) on trading securities	-	(21,763)
Decrease (increase) in assets:
Accounts receivable	(7,245,660)	12,749,207
Notes receivable	(202,894)	-
Prepayment to suppliers	(4,863,253)	-
Inventories	(3,120,478)	42,021
Deferred costs, prepaid expenses and other current assets	(1,033,311)	20,167,261
Increase (decrease) in liabilities:
Accounts payable	(47,513)	11,941
Deferred revenue and accruals	2,394,314	(14,158,370)
Income tax payable	561,961	(59,839)
Net cash provided by operating activities	12,863,580	34,685,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments	-	39,521
Purchase of property, plant and equipment	(1,180,343)	(44,643)
Purchase of intangible assets	-	(14,058)
Payment of merger expenses for reverse acquisition	-	(275,000)
Acquisition of subsidiaries, net of cash and cash equivalents acquired	2,385,523	-
Payment of deposit for land use rights	(1,262,088)	-
Repayment from (advance to) other entities	(1,618,717)	11,602,932
Net cash (used in) provided by investing activities	(1,675,625)	11,308,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(1,109,862)	(1,979,672)
Repayment of short term bank loans	(596,027)	-
Repayment to non-controlling interests	(826,222)	-
Repayment to shareholders	(45,850)	(8,379,242)
Settlement of payable for intangibles	-	(5,965,488)
Proceeds from Private Placement	-	24,552,378
Temporary payments from other entities	5,914,507	-
Payment of preferred stock dividend	(1,591,546)	-
Net cash provided by financing activities	1,745,000	8,227,976

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended March 31,
	2011	2010

Effect of foreign currency translation on cash	1,071,352	(2,890)

Increase in cash and cash equivalents	14,004,307	54,219,615
Cash and cash equivalents, beginning of year	59,238,428	5,018,813

CASH AND CASH EQUIVALENTS, end of year	$73,242,735	$59,238,428

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$138,428	$236,364
Cash paid for income tax	$17,673	$816
Non-cash activities
Common stock issued for conversion of preferred stock	$3,998,070	$-
Shareholders’ forgiveness of debt contributed as capital	$-	$9,377,931

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other	Non-
	Number		Paid-in	Statutory	Retained	Comprehensive	Controlling
	of Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

Balance, April 1, 2009	27,354,480	$27,355	$22,645	$1,138,733	$10,392,768	$55,692	$-	$11,637,193
Effect of reverse acquisition	1,216,950	1,217	(1,217)	-	-	-	-	-
Net income for the year	-	-	-	-	15,037,978	-	-	15,037,978
Foreign currency translation adjustment	-	-	-	-	-	9,469	-	9,469
Total comprehensive income							-	15,047,447
Shareholder forgiveness of debt contributed as capital	-	-	9,377,931	-	-	-	-	9,377,931
Share transfer arrangement and Escrowed share arrangement in Private Placement	-	-	7,272,824	-	-	-	-	7,272,824
Issue of shares in Private Placement	787,342	787	1,308,593	-	-	-	-	1,309,380
Issue of warrants in Private Placement	-	-	1,911,156	-	-	-	-	1,911,156
Preferred stock dividend	-	-	-	-	(184,820)	-	-	(184,820)

Balance, March 31, 2010	29,358,772	$29,359	$19,891,932	$1,138,733	$25,245,926	$65,161	$-	$46,371,111
Non-controlling equity interests in acquired subsidiary	-	-	-	-	-	-	5,447,482	5,447,482
Net income for the year	-	-	-	-	24,143,000	-	295,282	24,438,282
Foreign currency translation adjustment	-	-	-	-	-	1,814,125	187,182	2,001,307
Total comprehensive income							482,464	26,439,589
Share-based payments to independent directors	-	-	61,900	-	-	-	-	61,900
Share-based payments to consultancy services provider	-	-	344,103	-	-	-	-	344,103
Transfer to statutory reserve	-	-	-	51,957	(51,957)	-	-	-
Preferred stock converted into common stock	1,568,108	1,568	3,996,502	-	-	-	-	3,998,070
Preferred stock dividend	-	-	-	-	(1,823,422)	-	-	(1,823,422)
Preferred stock deemed dividend	-	-	-	-	(4,007,745)	-	-	(4,007,745)

Balance, March 31, 2011	30,926,880	$30,927	$24,294,437	$1,190,690	$43,505,802	$1,879,286	$5,929,946	$76,831,088

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

Nature of operations

LianDi Clean Technology Inc. (formerly known as Remediation Services Inc.) (“LianDi Clean” or the “Company”), is a holding company and, through its subsidiaries, primarily engages in the distribution of clean technology for refineries (unheading units for the delayed coking process), the distribution of a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. The Company is also engaged in developing, manufacturing and selling organic and inorganic chemicals products through a subsidiary acquired in July 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Details of LianDi Clean’s subsidiaries as of March 31, 2011 are as follows:

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

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”)	PRC January 28, 2005	51% (through Beijing JianXin)	Developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing

Hongteng Technology Limited (“Hongteng HK”)	Hong Kong, February 12, 2009	100% (through China LianDi)	Investment holding company

Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Honteng”)	PRC January 12, 2010	100% (through Honteng(HK) )
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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

Anhui Jucheng was founded on January 28, 2005.  On July 5, 2010, Beijing JianXin acquired a 51% equity interest in Auhui Jucheng (See Note 2).

On December 31, 2010, China LianDi acquired a 100% equity interest in Hongteng Technology Limited together with its wholly-owned subsidiary in the PRC, Beijing Hongteng Weitong Technology Co., Ltd., from Mr. Zuo, CEO of the Company (See Note 2).

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

As a result, the Share Exchange has been accounted for as a reverse acquisition whereby China LianDi is deemed to be the accounting acquirer (legal acquiree) and Remediation to be the accounting acquiree (legal acquirer).  The financial statements before the Share Exchange are those of China LianDi with the results of Remediation being consolidated from the closing date. The equity section and earnings per share of the Company have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded as a result of this transaction.

NOTE 2	ACQUISITION

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 2	ACQUISITION (CONTINUED)

Net assets of Anhui Jucheng as of July 5, 2010:	Book value	Fair value

Prepaid land use right	$102,831	$1,850,864
Inventories	2,632,798	2,590,922
Property, plant and equipment, net (including buildings)	10,255,673	11,282,723
Cash and cash equivalents	2,325,060	2,325,060
Other current assets	7,036,246	7,038,678
Deferred tax liability	-	(693,771)
Amount due to shareholder	(6,074,352)	(6,074,352)
Other current liabilities	(12,011,494)	(13,226,465)

Net assets	$4,266,762	$5,093,659
Cash injection by Beijing JianXin		6,023,652
		11,117,311
Non-controlling interest’s share of net assets		(5,447,482)

Net assets acquired		$5,669,829
Total purchase consideration		6,023,652

Goodwill		$353,823

(2)
On December 31, 2010, China LianDi acquired a 100% equity interest in Hongteng Technology Limited (a company incorporated in Hong Kong) from Mr. Zuo, CEO of the Company, for a cash consideration of $2,272. This company has a wholly owned subsidiary incorporated in China, Beijing Hongteng Weitong Technology Co., Ltd.  Both companies have not commenced operations as of December 31, 2010.

Net assets of Hongteng Technology Limited and subsidiary as of December 31, 2010	Book value and fair value

Cash and cash equivalents	$60,462
Other current assets	472,731
Property, plant and equipment, net	128,268
Other current liabilities	(659,189)
Net assets acquired	$2,272

Total purchase consideration payable	$2,272

Net cash from acquisition of Hongteng Technology Limited and subsidiary	$60,462

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions.  Significant estimates for the years ended March 31, 2011 and 2010 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.  As of March 31, 2011 and 2010, approximately $16.2 million and $12.4 million of the Company’s cash and cash equivalents were denominated in Chinese Renminbi (“RMB”) and were placed with banks in the PRC.  The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

Accounts receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories

Inventories are stated at the lower of cost or market. Cost of equipment and software inventory is determined on a specific identification basis and cost of industrial chemical inventory is determined on a weighted average basis. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Leasehold improvements	5 years
Buildings	30 years
Plant and machinery	10 years
Office equipment	5 years

Intangible assets

Purchased software and copyrights are initially recorded at costs and amortized on a straight-line basis over the shorter of the contractual terms or estimated useful economic life of 2 to 10 years.

Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill for the year ended March 31, 2011.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition -Continued

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

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the two years ended March 31, 2011 and 2010.

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

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred.  During the two years ended March 31, 2011 and 2010, advertising and promotion costs were insignificant.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred.  Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $761,177 and $444,127 for the two years ended March 31, 2011 and 2010, respectively.  Usually the Company does not charge back customers for these costs.

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

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 which became effective for fiscal years beginning after December 15, 2006. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

Stock based compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:
	Year ended March 31,
	2011	2010

NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$24,143,000	$15,037,978
Preferred stock deemed dividend	(4,007,745)	-
Preferred stock dividend	(1,823,422)	(184,820)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS - BASIC	$18,311,833	$14,853,158
Preferred stock dividend	-	184,820
NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS – DILUTED	$18,311,833	$15,037,978
Weighted average number of shares:
Basic	29,939,570	27,541,181
Effect of preferred stock	-	660,073
Effect of dilutive warrants	242,985	29,083
Diluted	$30,182,555	$28,230,337

Earnings per share:
Basic	$0.61	$0.54
Diluted	$0.61	$0.53

The diluted earnings per share calculation for the year ended March 31, 2011 did not include the warrants and options to purchase up to 3,438,972 and 107,973 shares of common stock, respectively, and the effect of convertible preferred stock, because their effect was anti-dilutive.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with functional currency other than the U.S. Dollar are translated into the U.S. Dollar using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency-Continued

The Company’s PRC subsidiaries maintain their books and records in Renminbi (“RMB”), the lawful currency in the PRC, which may not be freely convertible into foreign currencies. The exchange rates used to translate amounts in RMB into the U.S. Dollar for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2011	March 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.5564	US$1=RMB6.8263
	Year Ended March 31,
	2011	2010
Items in statements of income and cash flows	US$1=RMB6.7111	US$1=RMB6.8290

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Financial instruments

The Company values its financial instruments as required by FASB ASC 320-12-65 (formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”). The estimated fair value amounts have been determined by the Company using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
	As of March 31, 2011
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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2011 and 2010.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

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

In December 2010, the FASB issued ASU2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this ASU will have no material impact on the Company’s consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements -continued

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a trouble debt restructuring For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 4	RESTRICTED CASH

Restricted cash as of March 31, 2011 and 2010 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 17.

NOTE 5	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET

ACCOUNTS RECEIVABLE

The Company’s accounts receivable at March 31, 2011 and 2010 are summarized as follows:

	March 31,	March 31,
	2011	2010

Accounts receivable	$12,293,961	$2,295,231
Less: Allowance for doubtful debts	-	-

	$12,293,961	$2,295,231

As of March 31, 2011 and 2010, the balance of accounts receivable included $1,257,883 and $1,297,457, respectively, of billed but not paid by customers under retainage provision in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized as of March 31, 2011 and 2010.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 5	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET (CONTINUED)

NOTES RECEIVABLE

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers.  Notes receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Notes receivable consisted of the following:
	March 31,	March 31,
	2011	2010

Notes receivable	$545,519	$-
Less: Allowance for doubtful debts	-	-

	$545,519	$-

NOTE 6	INVENTORIES

The Company’s inventories at March 31, 2011 and 2010 consisted of the following:
	March 31,	March 31,
	2011	2010

Raw materials	$989,498	$-
Work in process	242,100	-
Finished goods	4,187,689	-
Parts	532,027	61,046
Less: Allowance for stock obsolescence	(30,800)	(30,943)

	$5,920,514	$30,103

NOTE 7	PREPAID EXPENSES AND DEPOSITS

The Company’s prepaid expenses and deposits at March 31, 2011 and 2010 consisted of the following:
	March 31,	March 31,
	2011	2010

Prepaid operating expenses	$158,312	$145,544
Tender deposits	1,194,221	205,908
Rental deposits	64,017	70,947
Prepayments to suppliers	9,469,765	-
Advances to staff for normal business purposes	196,186	234,858

Total	$11,082,501	$657,257

Prepayments to suppliers as of March 31, 2011 represented deposits or advance payments of $4.36 million for the purchases of equipment for sales to customers and $5.11 million for the purchases of raw materials for the production and sales of chemical products.

Tender deposits as of March 31, 2011 represented deposit payments made to bid for contracts.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 8	OTHER RECEIVABLES

The Company’s other receivables at March 31, 2011 and 2010 are summarized as follows:
	March 31,	March 31,
	2011	2010

Other receivables from unrelated entities	$462,352	$3,416,284
Less: Allowance for doubtful debts	-	-

	$462,352	$3,416,284

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

NOTE 9	PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at March 31, 2011 and 2010 are summarized as follows:
	March 31,	March 31,
	2011	2010

Marketable equity securities	$11,592	$11,592

As of March 31, 2011 and 2010, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 17).  Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

NOTE 10	PREPAID LAND USE RIGHTS AND DEPOSIT FOR LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term rights to utilize the land underlying its building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of March 31, 2011, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The expense amortized on prepaid land use right for the two years ended March 31, 2011 and 2010 were $35,098 and Nil, respectively.  The estimated amortization expense of the prepaid land use rights over each of the next five years and thereafter will be $47,902 per annum.

As of March 31, 2011, the deposit for land use rights of $1,360,503 represented the payment made by Anhui Jucheng to a local authority to acquire 50-year right to use two parcels of land which will be used for expansion of its manufacturing facilities. As of March 31, 2011, no land use right transfer agreement has been signed for one parcel of land and the relevant formalities were not completed for both parcels of land, and therefore Anhui Jucheng had not yet obtained the legal title to the land use rights.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 11	PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment at March 31, 2011 and 2010 are summarized as follows:

	March 31,	March 31,
	2011	2010

Leasehold improvements	$818,592	$127,970
Buildings	4,805,953	-
Plant and machinery	8,803,075	-
Office equipment	351,240	85,607

Total cost	14,778,860	213,577
Less: Accumulated depreciation	(3,471,725)	(61,917)

Net	$11,307,135	$151,660

Depreciation expenses in the aggregate for the two years ended March 31, 2011 and 2010 were $958,332 and $38,449 respectively.

Buildings and plant and machinery were acquired as a result of acquisition of Anhui Jucheng (Note 2).

Construction in progress, amounting to $860,738 and nil as of March 31, 2011 and 2010, respectively, mainly comprised capital expenditures for machinery which were either under installation or undergoing quality inspection and thus not yet put into use as of March 31, 2011.

NOTE 12	INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2011 and 2010 are summarized as follows:

	March 31,	March 31,
	2011	2010

Computer software and program	$39,359	$19,923
Software copyright	6,222,927	5,976,915
Less: Accumulated amortization	(1,475,111)	(804,100)

Net	$4,787,175	$5,192,738

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 12	INTANGIBLE ASSETS (CONTINUED)

This software copyright has been registered with the National Copyright Administration of the People’s Republic of China in the name of Beijing JianXin and is protected under the relevant copyright law of the PRC for 50 years from November 11, 2008, the date of first publication of the software. This software copyright is amortized over its estimated useful life of ten years using the straight-line method. Amortization expenses for the two years ended March 31, 2011 and 2010 were $623,208 and $603,892 respectively. The estimated amortization expense of software copyright over each of the next five years and thereafter will be $622,293 per annum.

NOTE 13	GOODWILL

The Company’s goodwill at March 31, 2011 and 2010 are summarized as follows:

Amount
Balance as of April 1, 2010	$-
Arising from acquisition of Anhui Jucheng on July 5, 2010 (Note 2)	353,823
Exchange realignment	11,705
Balance as of March 31, 2011	$365,528

Goodwill of $353,823 arose from the Company’s acquisition of Anhui Jucheng on July 5, 2010. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805,”Business Combinations.”

NOTE 14	SHORT TERM BANK LOANS

The Company’s short-term bank loans at March 31, 2011 and 2010 consisted of the following:
	March 31,	March 31,
	2011	2010

Bank loan granted by HuiShang Bank Huaibei Suixi Branch, with interest rate of 6.67% per annum, guaranteed by a third party, Bangbu Tongli Automobile Co., Limited, and maturing on March 17, 2012	$1,982,795	$-

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.46% per annum, secured by a standby letter of credit issued by a bank which in turn guaranteed by SJI Inc., and repaid on April 18, 2011	115,498	-

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.47% per annum, secured by a standby letter of credit issued by a bank which in turn guaranteed by SJI Inc., and repaid on April 26, 2011	579,894	-

Total	$2,678,187	$-

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 15	OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at March 31, 2011 and 2010 are summarized as follows:

	March 31,	March 31,
	2011	2010

Business tax and value added tax payable	$3,408,190	$2,003,706
Accrued operating expenses	266,507	55,501
Advance from customers	4,908,256	-
Salary payables	104,290	61,047
Other payables	6,751,333	1,376,358

Total	$15,438,576	$3,496,612

Other payables included advances of $6.03 million from independent third parties for the short term RMB financing needs of Beijing JianXin, primarily for its tender bidding purposes. The advances from these companies were unsecured, interest free and were fully repaid in April 2011.

NOTE 16	DUE TO SHAREHOLDERS AND NON-CONTROLLING INTERESTS

The Company’s due to shareholders and non-controlling interests at March 31, 2011 and 2010 are summarized as follows:

Due to shareholders	March 31,	March 31,
	2011	2010

Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see Note 1)	$666,800	$936,565
Due to SJ Asia Pacific Limited (shareholder of the Company, see Note 1)	7,379,381	7,524,596

Total	$8,046,181	$8,461,161

The amount due to Mr. Zuo is unsecured, bears interest at 3% per annum and is payable on demand. The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand.

Amount due to non-controlling interests	March 31,	March 31,
	2011	2010

Due to Mr. Fang (Auhui Jucheng non-controlling shareholder, see Note 2)	$4,141,332	$-

Total	$4,141,332	$-

Amount due to non-controlling interests as of March 31, 2011 is unsecured, interest free and payable on demand.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 17	CREDIT FACILITIES

As of March 31, 2011, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$135.3 million (equivalent to approximately $17.38 million) and EURO 1 million (equivalent to approximately $1.41 million). Collateral for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 4 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$110 million (or approximately $14.13 million) issued by two banks which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $642,000).

As of March 31, 2011, there were outstanding contract performance guarantees of $3,840,054 issued by the banks on behalf of the Company, of which $2,121,581 were granted under the General Facilities. There was no other borrowing under the General Facilities as of March 31, 2011.

On August 6, 2009, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $774,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6 million and HK$4.8 million from China LianDi and Hong Kong Sponsored Facility, respectively. As of March 31, 2011, there was no borrowing under the Government Sponsored Facility.

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS

(a)           Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. The Company had 1,216,950 shares of common stock outstanding prior to the Share Exchange with China LianDi, and, as described in Note 1, and issued 27,354,480 shares of common stock to the shareholders of China LianDi in connection with the Share Exchange.  For accounting purposes, the shares issued to the shareholders of China LianDi are assumed to have been outstanding on April 1, 2008 and the 1,216,950 shares held by the existing shareholders of the Company prior to the Share Exchange on February 26, 2010 are assumed to have been issued on that date in exchange for the net assets of the Company.

On February 26, 2010, the Company sold 787,342 shares of common stock to certain accredited investors.

During the year ended March 31, 2011, 1,568,108 shares of preferred stock were converted into 1,568,108 shares of common stock.

At March 31, 2011, 30,926,880 shares of common stock were issued and outstanding.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS - CONTINUED

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

At March 31, 2011, 5,517,970 preferred shares were outstanding with an aggregate liquidation preference of $19,729,591.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(b)           Preferred Stock (continued)

The Series A Preferred Stock holder may request for redemption of the preferred stock in the event that the Company cannot issue shares of common stock registered for resale under the registration statement. However, according to the registration rights agreement between the Company and the investors (who are also the preferred stock holders), the Company is contractually permitted to prepare, file and cause the registration statement to be declared effective within 180 calendar days after the closing date of the private placement on February 26, 2010. The registration statement was declared effective on August 20, 2010 and remained effective as of March 31, 2011. Therefore, the Company has determined that the Series A Preferred Stock is not currently redeemable. Accordingly, as of March 31, 2011, the Company has not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognized any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

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

Because the fiscal 2011 performance threshold has been met, 1,722,311 shares will be released to LianDi Energy, the principal stockholder.  The Company is currently working with the Escrow Agent to facilitate the release of these shares.

In accordance to ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  The Company evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed between the Company and its investors, the release of these escrow shares to the principal stockholder was not contingent on continue employment, and this arrangement is in substance an inducement made to facilitate the financing transaction on behalf of the Company, rather than as compensatory.  Therefore, the Company has accounted for the escrowed share arrangement according to its nature, and therefore did not recognize a non-cash compensation charge as a result of the Company satisfying the 2011 performance thresholds.

Accordingly, the Company has accounted for the escrow share arrangement according to its nature and reflected it as a reduction of the proceeds allocated to the newly issued securities in the private placement, based on its at fair value of $4,925,810 as of February 26, 2010.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the year ended March 31, 2011 was $4,007,745.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS-CONTINUED

(c)           Warrants (Continued)

Warrants issued and outstanding at March 31, 2011 and changes during the two years then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, April 1, 2009	-			-
Granted / Vested	5,117,740	$4.88	3	5,117,740	$4.88	3
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2010	5,117,740	$4.88	2.91	5,117,740	$4.88	2.91
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2011	5,117,740	$4.88	1.91	5,117,740	$4.88	1.91

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

These options will expire August 10, 2015.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 19	SHARE-BASED COMPENSATION (CONTINUED)

(a)	Options granted to Independent Directors-Continued

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions, and recorded $61,900 as stock-based professional fees during the year ended March 31, 2011.

	At grant date	At grant date	At grant date	At grant date
Number of options	8,500	8,500	8,500	8,500
Risk-free interest rate	0.63%	0.67%	0.69%	0.72%
Expected life	2.50 years	2.64 years	2.76 years	2.88 years
Volatility	60.09%	59.49%	58.30%	57.63%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Value per option	$2.2187	$2.2538	$2.2630	$2.2869

(b)	Options granted for consultancy services

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

These options will expire December 6, 2014.

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions at approximately $1.42 per option, and recorded $344,103 as stock-based professional fees during the year ended March 31, 2011.

At grant date
Risk-free interest rate	1.10%
Expected life	4 years
Volatility	51.81%
Dividend yield	0.0%

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 19	SHARE-BASED COMPENSATION (CONTINUED)

Options issued and outstanding at March 31, 2011 and their movements during the year then ended are as follows:
	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2010	-	$-	$-	-
Granted	334,000	3.75	-	4.10
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2011	334,000	$3.75	$-	3.76
Exercisable at March 31, 2011	245,500	$3.76	$-	3.76

(1)	The intrinsic value of the stock option at March 31, 2011 is the amount by which the market value of the Company’s common stock of $2.80 as of March 31, 2011 exceeds the exercise price of the option.

NOTE 20	STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Anhui Jucheng, as PRC companies, are required on an annual basis to make appropriations of retained earnings to statutory reserves at a certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”).

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of registered capital, whereas enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves during the year ended March 31, 2010 and thereafter because the statutory reserves of $1,138,733 at March 31, 2009 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the two years ended March 31, 2011 and 2010.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

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

Beijing JianXin, Beijing Hongteng and Anhui Jucheng, being established in the PRC, are generally subject to PRC enterprise income tax (“EIT”). Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software copyright and is entitled to tax preferential treatment – a tax holiday for two-year EIT exemption for the calendar years ended December 31, 2009 and 2010, and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.  Anhui Jucheng and Beijing Hongteng are subject to an EIT rate of 25% for 2011.

No provision for other overseas taxes is made as neither LianDi Clean or China LianDi has any taxable income in the U.S or the British Virgin Islands.

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiaries in the PRC will not be distributing earnings to the Company for the years ended March 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at March 31, 2011 and 2010. Total undistributed earnings of these PRC subsidiaries at March 31, 2011 were RMB345,042,882 ($52,626,881)

 The Company’s income tax expense consisted of:
	Year Ended March 31,
	2011	2010

Current – PRC	$560,225	$816
Deferred	(40,508)	-

Total	$519,717	$816

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 22	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:
	Year Ended March 31,
	2011	2010

Pre-tax income	$24,957,999	$15,038,794
United States federal corporate income tax rate	35%	35%
Income tax computed at United States statutory corporate income tax rate	8,735,300	5,263,578
Rate differential for PRC earnings	(2,690,588)	(1,472,145)
Impact of tax holiday of Beijing JianXin	(5,955,166)	(3,889,720)
Loss not recognized as deferred tax asset	454,944	96,250
Non-deductible expenses and non-taxable income	(24,773)	3,497
Others	-	(644)

Income tax expense	$519,717	$816

 The Company’s deferred income tax assets at March 31, 2011 and 2010 were as follows:
	March 31,	March 31,
	2011	2010

Tax effect of net operating losses carried forward	$551,194	$96,250
Less: Valuation allowance	(551,194)	(96,250)
Net deferred tax assets	$-	$-

The net operating losses carried forward were $1,574,841 and $275,000 at March 31, 2011 and 2010, respectively, which will expire in years through 2030. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 22	INCOME TAXES (CONTINUED)

The Company’s deferred income tax liabilities at March 31, 2011 and 2010 were as follows:
	March 31,	March 31,
	2011	2010

Tax effect of acquisition revaluation	$693,771	$-
Reversal during the period	(40,508)	-
Exchange realignment	21,995	-
Net deferred tax liabilities – non-current portion	$675,258	$ −

Deferred tax liabilities arose on the revaluation of Anhui Jucheng’s properties, plant and equipment and land use right upon the acquisition of Anhui Jucheng on July 5, 2010.  Reversal during the year ended March 31, 2011 was due to the depreciation and amortization of these revalued properties, plant and equipment and the land use right.

As of March 31, 2011 and 2010, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

As of March 31, 2010 and 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended March 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of March 31, 2011 and 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 23	CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of March 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•
As of March 31, 2011, two customers individually accounted for 76% and 10% of the accounts receivables of the Company, respectively.  As of March 31, 2010, two customers individually accounted for 50% and 45% of the accounts receivables of the Company, respectively.  Except the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2011 or 2010.

•
During the year ended March 31, 2011, two customers individually accounted for 35% and 32% of the Company’s net revenue, respectively.  During the year ended March 31, 2010, two customers individually accounted for 51% and 40% of the Company’s net revenue, respectively.  Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the years ended March 31, 2011 or 2010.

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

•
During the year ended March 31, 2011, two suppliers altogether accounted for 53% of the Company’s costs of revenue (33% and 20% individually). During the year ended March 31, 2010, two suppliers altogether accounted for 66% of the Company’s costs of revenue (54% and 12% individually).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 24	COMMITMENTS AND CONTINGENCIES

Operating Leases Commitments

In the normal course of business, the Company entered into operating lease agreements for the rental of office premises and staff quarters. The Company was obligated under operating leases requiring minimum amounts as of March 31, 2011 as follows:

Payable within fiscal year ending March 31,
- 2012	$305,319
- 2013	229,639
- 2014	14,470
- Thereafter	-

Total minimum lease payments	$549,428

During the years ended March 31, 2011 and 2010, rental expenses under operating leases amounted to $377,299 and $278,484, respectively.

Capital Commitments - contracted but not provided for:

	March 31, 2011	March 31, 2010

Purchase of equipment - within one year	$4,061,818	$-

NOTE 25	SEGMENT DATA

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 25	SEGMENT DATA (CONTINUED)
	Year Ended March 31,
	2011	2010
Revenues:
Sale of petroleum and petrochemical equipment and related services	$118,268,163	$77,719,480
Sale of chemical products	22,574,134	-
Total	$140,842,297	$77,719,480

Depreciation:
Sale of petroleum and petrochemical equipment and related services	$77,109	$38,449
Sale of chemical products	881,223	-
Total	$958,332	$38,449

Intangible assets amortization
Sale of petroleum and petrochemical equipment and related services	$623,208	$603,892
Sale of chemical products	35,098	-
Total	$658,306	$603,892

Interest expense:
Sale of petroleum and petrochemical equipment and related services	$266,127	$236,264
Sale of chemical products	118,820	-
Total	$384,947	$236,264

Net income (loss):
Sale of petroleum and petrochemical equipment and related services	$25,135,506	$15,312,978
Sale of chemical products	602,617	-
Other (a)	(1,299,841)	(275,000)
	$24,438,282	$15,037,978

Total assets
Sale of petroleum and petrochemical equipment and related services	$78,775,083	$59,543,745
Sale of chemical products	27,229,880	-
Corporate unallocated	22,233,543	15,582,437
Total	$128,238,506	$75,126,182

Expenditures for identifiable long-lived tangible assets
Sale of petroleum and petrochemical equipment and related services	$698,971	$44,643
Sale of chemical products	481,372	-
Total	$1,180,343	$44,643

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 26	RESTRICTED NET ASSETS

The Company’s subsidiaries in the PRC may only pay dividends out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 20).

In addition, the business transactions and assets of Beijing JianXin, Beijing Hongteng and Anhui Jucheng are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control measures imposed by the PRC government may restrict the ability of Beijing JianXin, Beijing Hongteng and Anhui Jucheng to transfer their net assets to the Company through loans, advances or cash dividends.  The net assets of Beijing JianXin, Beijing Hongteng and Anhui Jucheng in aggregate exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5.04 and Rule 12-04 of SEC Regulation S-X.

The Company records its investment in subsidiaries under the equity method of accounting.  Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of March 31, 2011 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 26	RESTRICTED NET ASSETS (CONTINUED)

Condensed Balance Sheets

	As of March 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$50,427	$244,729
Total current assets	50,427	244,729
Investments in subsidiaries	85,585,390	60,493,340
Total assets	$85,635,817	$60,738,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$249,286	$123,120
Preferred stock dividend payable	416,696	184,820
Total liabilities	665,982	307,940

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 5,517,970 and 7,086,078 shares issued and outstanding, respectively; aggregate liquidation preference amount: $19,729,591and $24,986,093, including accrued but unpaid dividend of $416,696 and $184,820 at March 31, 2011 and 2010, respectively)	14,068,693	14,059,018

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 30,926,880 and 29,358,772 shares issued and outstanding, respectively)	30,927	29,359
Additional paid-in capital	24,294,437	19,891,932
Retained earnings	44,696,492	26,384,659
Accumulated other comprehensive income	1,879,286	65,161
Total LianDi Clean stockholders’ equity	70,901,142	46,371,111

Total liabilities and stockholders’ equity	$85,635,817	$60,738,069

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 26	RESTRICTED NET ASSETS (CONTINUED)

Condensed Statements of Income

	Year Ended March 31,
	2011		2010

NET REVENUE	$	−	$	−
General and administrative expenses		(1,297,856)		−
Interest income		−		29
Bank charges		−		(19)
Merger expenses		−		(275,000)
Exchange gains (losses), net		(1,985)		−
Equity in earnings of subsidiaries		25,442,841		15,312,968
Net income		$24,143,000		$15,037,978

Condensed Statements of Cash Flows

	Year Ended March 31,
	2011	2010

Net cash (used in) provided by operating activities	$(1,299,841)	$10
Net cash provided by (used in) investing activities	2,697,085	(24,307,659)
Net cash (used in) provided by financing activities	(1,591,546)	24,552,378
Cash and cash equivalents, beginning of year	244,729	−
Cash and cash equivalents, end of year	$50,427	$244,729