Form 10-Q
period 2011-06-30
LianDi Clean Technology Inc.
filed 2011-08-15
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, there were 31,458,445 shares of common stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,362,210	$73,242,735
Restricted cash	4,405,775	4,122,085
Notes receivable	706,955	545,519
Accounts receivable, net of $nil allowance	17,566,862	12,293,961
Inventories	5,793,815	5,920,514
Prepayments to suppliers	11,473,942	9,469,765
Prepaid expenses and deposits	1,262,922	1,612,736
Other receivables, net of $nil allowance	441,391	462,352
Pledged trading securities	11,592	11,592
Prepaid land use right – current portion	45,034	47,902

Total current assets	106,070,498	107,729,161

Other Assets
Property and equipment, net	11,141,216	11,307,135
Intangible assets, net	4,687,992	4,787,175
Prepaid land use right – non-current portion	1,847,082	1,828,266
Deposit for land use rights	1,378,330	1,360,503
Deposits for fixed assets	1,271,101	-
Construction in progress	1,525,522	860,738
Goodwill	370,318	365,528

Total assets	$128,292,059	$128,238,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$5,209,406	$2,678,187
Accounts payable	6,202,415	4,049,470
Deferred revenue	1,258,359	1,257,883
Other payables and accrued expenses	7,801,796	15,438,576
Provision for income tax	1,089,161	635,142
Due to shareholders	7,441,350	8,046,181
Due to non-controlling interests	4,107,520	4,141,332
Preferred stock dividend payable	385,822	416,696

Total current liabilities	33,495,829	36,663,467

Deferred tax liability	668,732	675,258

Total liabilities	34,164,561	37,338,725

Commitments and Contingencies (Note 25)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	June 30,	March 31,
	2011	2011
	(Unaudited)

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 5,034,940 and 5,517,970 shares issued and outstanding, respectively; aggregate liquidation preference amount: $18,008,112 and $19,729,591, including accrued but unpaid dividend of $385,822 and $416,696 at June 30, 2011 and March 31, 2011, respectively)	12,837,153	14,068,693

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 31,409,910 and 30,926,880 shares issued and outstanding at June 30,2011 and March 31,2011, respectively)	31,410	30,927
Additional paid-in capital	25,621,249	24,294,437
Statutory reserves	1,203,780	1,190,690
Retained earnings	45,745,587	43,505,802
Accumulated other comprehensive income	2,635,154	1,879,286

Total LianDi Clean stockholders’ equity	75,237,180	70,901,142

Non-controlling interests	6,053,165	5,929,946

Total equity	81,290,345	76,831,088

Total liabilities and stockholders’ equity	$128,292,059	$128,238,506

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net Revenue:
Sales and installation of equipment	$4,039,909	$6,349,134
Sales of software	5,269,877	2,805,799
Services	246,112	3,101
Sales of industrial chemicals	7,156,538	-
Total net revenues	16,712,436	9,158,034
Cost of revenue:
Cost of equipment sold	(3,359,849)	(5,031,416)
Amortization of intangibles	(156,897)	(149,484)
Cost of software	(1,670,046)	-
Cost of industrial chemicals	(6,435,672)	-
Total cost of revenue	(11,622,464)	(5,180,900)

Gross profit	5,089,972	3,977,134
Operating expenses:
Selling expenses	(593,887)	(140,942)
General and administrative expenses	(842,919)	(546,373)
Research and development cost	(108,074)	(59,310)
Total operating expenses	(1,544,880)	(746,625)

Income from operations	3,545,092	3,230,509
Other income (expenses), net
Interest income	8,499	26,014
Interest and bank charges	(145,938)	(145,631)
Exchange losses, net	(366,175)	(69,768)
Value added tax refund	-	369,183
Other	67,377	2,807
Total other income (expenses), net	(436,237)	182,605

Income before income tax	3,108,855	3,413,114
Income tax expense	(446,735)	-

NET INCOME	2,662,120	3,413,114
Income attributable to noncontrolling interests	(45,309)	-

Net income attributable to LianDi Clean stockholders	$2,616,811	$3,413,114
Preferred stock deemed dividend	-	(1,142,513)
Preferred stock dividend	(363,936)	(493,899)

Net income available to common stockholders	$2,252,875	1,776,702

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net income attributable to LianDi Clean stockholders	$2,616,811	$3,413,114

Other comprehensive income attributable to LianDi Clean stockholders:
Foreign currency translation adjustment	755,868	154,889

Comprehensive income attributable to LianDi Clean stockholders:	3,372,679	3,568,003

Comprehensive income attributable to non-controlling interests	123,219	-

TOTAL COMPREHENSIVE INCOME	$3,495,898	$3,568,003

Earnings per share attributable to LianDi Clean stockholders:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average number of shares outstanding:
Basic	31,236,783	29,369,761
Diluted	36,444,850	30,113,633

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,662,120	$3,413,114
Adjustments for:
Depreciation of property and equipment	348,459	15,779
Amortization of intangible assets	169,774	151,976
Loss on disposal of fixed assets	2,292	-
Deferred tax liability	(15,305)	-
Share-based compensation costs	95,755	-
Decrease (increase) in assets:
Accounts receivable	(5,105,199)	1,901,965
Notes receivable	(153,587)	-
Inventories	203,351	11,111
Prepayments to suppliers	(2,940,096)	(3,161,029)
Prepaid expenses and other current assets	390,177	(5,705,645)
Increase (decrease) in liabilities:
Accounts payable	2,593,185	2,894
Deferred revenue and accruals	(1,704,253)	(425,027)
Income tax payable	444,365	-
Net cash used in operating activities	(3,008,962)	(3,794,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(541,658)	(61,282)
Payment for construction in progress	(429,347)	-
Deposits for fixed assets	(459,482)	-
Purchase of intangible assets	-	(15,657)
Advance to other entities	-	(4,828,972)
Net cash used in investing activities	(1,430,487)	(4,905,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(263,648)	(1,466,596)
Repayment of short term bank loans	(695,392)	-
New bank loans	3,200,629	-
Repayment to non-controlling interests	(87,677)	-
Repayment to shareholders	(678,136)	(343,194)
Repayment to other entities	(6,090,809)	-
Payment of preferred stock dividend	(394,810)	-
Net cash used in financing activities	(5,009,843)	(1,809,790)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Effect of foreign currency translation on cash	568,767	127,673

Decrease in cash and cash equivalents	(8,880,525)	(10,382,890)
Cash and cash equivalents, beginning of period	73,242,735	59,238,428

CASH AND CASH EQUIVALENTS, end of period	$64,362,210	$48,855,538

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$129,879	$80,327
Cash paid for income tax	$17,674	$-
Non-cash activities
Common stock issued for conversion of preferred stock	$1,231,540	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other	Non-
	Number		Paid-in	Statutory	Retained	Comprehensive	Controlling
	of Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

Balance, March 31, 2011	30,926,880	$30,927	$24,294,437	$1,190,690	$43,505,802	$1,879,286	$5,929,946	$76,831,088
Net income for the period	-	-	-	-	2,616,811	-	45,309	2,662,120
Foreign currency translation adjustment	-	-	-	-	-	755,868	77,910	833,778
Total comprehensive income							123,219	3,495,898
Share-based payments to independent directors	-		14,790	-	-	-	-	14,790
Share-based payments to consultancy services provider	-		80,965	-	-	-	-	80,965
Transfer to statutory reserve				13,090	(13,090)	-	-	-
Preferred stock converted into common stock	483,030	483	1,231,057	-	-	-	-	1,231,540
Preferred stock dividend	-		-	-	(363,936)	-	-	(363,936)

Balance, June 30, 2011 (Unaudited)	31,409,910	$31,410	$25,621,249	$1,203,780	$45,745,587	$2,635,154	$6,053,165	$81,290,345

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

Nature of operations

LianDi Clean Technology Inc. (formerly known as Remediation Services Inc.) (“LianDi Clean” or the “Company”), is a holding company and, through its subsidiaries, primarily engages in the distribution of clean technology for refineries (unheading units for the delayed coking process), the distribution of a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. The Company is also engaged in developing, manufacturing and selling organic and inorganic chemical products through a subsidiary acquired in July 2010.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Details of LianDi Clean’s subsidiaries as of June 30, 2011 are as follows:

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

Anhui Jucheng was founded on January 28, 2005. On July 5, 2010, Beijing JianXin acquired a 51% equity interest in Auhui Jucheng.

On December 31, 2010, China LianDi acquired a 100% equity interest in Hongteng Technology Limited together with its wholly-owned subsidiary in the PRC, Beijing Hongteng Weitong Technology Co., Ltd., from Mr. Zuo, CEO of the Company.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

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

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The following (a) condensed consolidated balance sheet as of March 31, 2011, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended March 31, 2011.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the three months ended June 30, 2011 and 2010 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred and common stock.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. As of June 30, 2011 and March 31, 2011, approximately $10.1 million and $16.2 million of the Company’s cash and cash equivalents were denominated in Chinese Renminbi (“RMB”) and were placed with banks in the PRC. The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible assets

Purchased software and copyrights are initially recorded at cost and amortized on a straight-line basis over the shorter of the contractual terms or estimated useful economic life of 2 to 10 years.

Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill for the three months ended June 30, 2011.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company may also provide its customers with a warranty for one year following the customer’s acceptance of the installed equipment. Some contracts require that 5% to 15% of the contract price be held as retainage for the warranty and only due for payment by the customer upon expiration of the warranty period. For those contracts with retainage clauses, the Company defers the recognition of the amounts retained as revenue until expiration of the warranty period when collectibility can reasonably be assured. The Company has not provided for warranty costs for those contracts without retainage clauses, as the relevant estimated costs were insignificant based on historical experience.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the three months ended June 30, 2011 and 2010.

Deferred revenue and costs

Deferred revenue represents payments received from customers on equipment delivery and installation contracts prior to customer acceptance.  As revenues are deferred, the related costs of equipment paid to suppliers are also deferred. The deferred revenue and costs are recognized in the condensed consolidated statements of income in the period in which the criteria for revenue recognition are satisfied as discussed above.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred.  During the three months ended June 30, 2011 and 2010, advertising and promotion costs were insignificant.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred.  Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $95,925 and $3,461 for the three months ended June 30, 2011 and 2010, respectively.  Usually the Company does not charge back customers for these costs.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expense as the goods or services are received.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended June 30,
	2011	2010

NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$2,616,811	$3,413,114
Preferred stock deemed dividend	-	(1,142,513)
Preferred stock dividend	(363,936)	(493,899)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS - BASIC	$2,252,875	$1,776,702
Preferred stock dividend	363,936	-
NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS – DILUTED	$2,616,811	$1,776,702
Weighted average number of shares:
Basic	31,236,783	29,369,761
Effect of preferred stock	5,208,067	-
Effect of dilutive warrants	-	743,872
Diluted	$36,444,850	$30,113,633

Earnings per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

The diluted earnings per share calculation for the three months ended June 30, 2011 did not include the warrants and options to purchase up to 5,117,740 and 334,000 shares of common stock, respectively, and the effect of convertible preferred stock, because their effect was anti-dilutive.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30, 2011	March 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.4716	US$1=RMB6.5564
Three Months Ended June 30,
	2011	2010
Items in statements of income and cash flows	US$1=RMB6.5011	US$1=RMB6.8235

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

Financial instruments

The Company values its financial instruments as required by FASB ASC 320-12-65. The estimated fair value amounts have been determined by the Company using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements (continued)

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
	As of June 30, 2011 (Unaudited)
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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2011 and March 31, 2011.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRS. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3	RESTRICTED CASH

Restricted cash as of June 30, 2011 and March 31, 2011 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 18.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 4	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET

ACCOUNTS RECEIVABLE

The Company’s accounts receivable at June 30, 2011 and March 31, 2011 are summarized as follows:
	June 30,	March 31,
	2011	2011
	(Unaudited)
Accounts receivable	$17,566,862	$12,293,961
Less: Allowance for doubtful debts	-	-

	$17,566,862	$12,293,961

As of June 30, 2011 and March 31, 2011, the balance of accounts receivable included $1,258,359 and $1,257,883, respectively, of amounts billed but not paid by customers under retainage provisions in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized as of June 30, 2011 and March 31, 2011.

NOTES RECEIVABLE

Notes receivable arose from sale of goods and represent commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers.  Notes receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Notes receivable consisted of the following:
	June 30,	March 31,
	2011	2011
	(Unaudited)
Notes receivable	$706,955	$545,519
Less: Allowance for doubtful debts	-	-

	$706,955	$545,519

NOTE 5	INVENTORIES

The Company’s inventories at June 30, 2011 and March 31, 2011 consisted of the following:
	June 30,	March 31,
	2011	2011
	(Unaudited)
Raw materials	$821,460	$989,498
Work in process	312,265	242,100
Finished goods	4,053,216	4,187,689
Parts	637,674	532,027
Less: Allowance for stock obsolescence	(30,800)	(30,800)

Total	$5,793,815	$5,920,514

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 6	PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers as of June 30, 2011 and March 31, 2011 represented deposits or advance payments of $7.43 million and $4.36 million, respectively, for the purchases of equipment for sales to customers, and $4.04 million and $5.11 million, respectively, for the purchases of raw materials for the production and sales of chemical products.

NOTE 7	PREPAID EXPENSES AND DEPOSITS

The Company’s prepaid expenses and deposits at June 30, 2011 and March 31, 2011 consisted of the following:
	June 30,	March 31,
	2011	2011
	(Unaudited)
Prepaid operating expenses	$132,181	$158,312
Tender deposits	789,685	1,194,221
Rental deposits	48,531	64,017
Advances to staff and unrelated party	292,525	196,186

Total	$1,262,922	$1,612,736

Tender deposits represented deposit payments made to bid for contracts.

NOTE 8	OTHER RECEIVABLES

The Company’s other receivables at June 30, 2011 and March 31, 2011 are summarized as follows:
	June 30,	March 31,
	2011	2011
	(Unaudited)
Other receivables from unrelated entities	$441,391	$462,352
Less: Allowance for doubtful debts	-	-

	$441,391	$462,352

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

NOTE 9	PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at June 30, 2011 and March 31, 2011 are summarized as follows:

	June 30,	March 31,
	2011	2011
	(Unaudited)
Marketable equity securities	$11,592	$11,592

As of June 30, 2011 and March 31, 2011, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 18).  Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 10	PREPAID LAND USE RIGHTS AND DEPOSIT FOR LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term rights to utilize the land underlying its building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of June 30, 2011, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The amortization expense on prepaid land use rights for the three months ended June 30, 2011 and 2010 was $8,597 and Nil, respectively.  The estimated amortization expense of the prepaid land use rights over each of the next five years and thereafter will be $45,034 per annum.

As of June 30, 2011, the deposit for land use rights of $1,378,330 represented the payment made by Anhui Jucheng to a local authority to acquire 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of June 30, 2011, no land use right transfer agreement has been signed and the relevant formalities were not completed, and therefore Anhui Jucheng had not yet obtained the legal title to the land use rights.

NOTE 11	PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment at June 30, 2011 and March 31, 2011 are summarized as follows:

	June 30,	March 31,
	2011	2011
	(Unaudited)
Leasehold improvements	$835,168	$818,592
Buildings	4,868,927	4,805,953
Plant and machinery	8,919,033	8,803,075
Office equipment	376,427	351,240

Total cost	14,999,555	14,778,860
Less: Accumulated depreciation	(3,858,339)	(3,471,725)

Net	$11,141,216	$11,307,135

Depreciation expenses in the aggregate for the three months ended June 30, 2011 and 2010 were $348,459 and $15,779 respectively.

NOTE 12	CONSTRUCTION IN PROGRESS

Construction in progress, amounting to $1,525,522 and $860,738 as of June 30, 2011 and March 31, 2011, respectively, comprised (i) capital expenditures of $647,694 and $639,316, respectively, for machinery which were either under installation or undergoing quality inspection and thus not yet put into use as of June 30, 2011 and March 31, 2011; and (ii) capital expenditures for construction of new factory premises of Anhui Jucheng of $877,828 and $221,422, respectively, as of June 30, 2011 and March 31, 2011.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 13	INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2011 and March 31, 2011 are summarized as follows:

	June 30，	March 31，
	2011	2011
	(Unaudited)
Computer software and program	$39,874	$39,359
Software copyright	6,304,469	6,222,927
Less: Accumulated amortization	(1,656,351)	(1,475,111)

Net	$4,687,992	$4,787,175

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

This software copyright has been registered with the National Copyright Administration of the People’s Republic of China in the name of Beijing JianXin and is protected under the relevant copyright law of the PRC for 50 years from November 11, 2008, the date of first publication of the software. This software copyright is amortized over its estimated useful life of ten years using the straight-line method. Amortization expenses for the three months ended June 30, 2011 and 2010 were $161,177 and $151,976 respectively. The estimated amortization expense of software copyright over each of the next five years and thereafter will be $647,646 per annum.

NOTE 14	GOODWILL

The Company’s goodwill at June 30, 2011 and March 31, 2011 is summarized as follows:

Amount
Balance as of March 31, 2011	$365,528
Exchange realignment	4,790
Balance as of June 30, 2011 (Unaudited)	$370,318

Goodwill arose from the Company’s acquisition of Anhui Jucheng on July 5, 2010. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805,”Business Combinations.”

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 15	SHORT TERM BANK LOANS

The Company’s short-term bank loans at June 30, 2011 and March 31, 2011 consisted of the following:
	June 30,	March 31,
	2011	2011
	(Unaudited)
Bank loan granted by HuiShang Bank Huaibei Suixi Branch, with interest rate of 6.67% per annum, guaranteed by a third party, Bangbu Tongli Automobile Co., Limited, and maturing on March 17, 2012	$2,008,777	$1,982,795

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.46% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and repaid on April 18, 2011	-	115,498

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.47% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and repaid on April 26, 2011	-	579,894

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.58% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and maturing on September 20, 2011	119,030	-

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.59% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and maturing on October 31, 2011	1,346,532	-

A revolving line of credit granted by HSBC Bank, with interest rate of 3% p.a. over the HKD prime lending rate, which is 5% p.a. at June 30, 2011 (see Note 18 for details of security terms)	31,961	-

A revolving line of credit granted by Standard Chartered Bank, with interest rate of 1.25% per annum over HIBOR for HKD or 1.25% per annum over LIBOR for USD (see Note 18 for details of security terms)	1,703,106	-

Total	$5,209,406	$2,678,187

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 16	OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at June 30, 2011 and March 31, 2011 are summarized as follows:

	June 30,	March 31,
	2011	2011

Business tax and value added tax payable	$3,866,908	$3,408,190
Accrued operating expenses	164,924	266,507
Advance from customers	2,873,958	4,908,256
Salary payables	86,630	104,290
Other payables	809,376	6,751,333

Total	$7,801,796	$15,438,576

Other payables at March 31,2011 included advances of $6.03 million from independent third parties for the short term RMB financing needs of Beijing JianXin, primarily for its tender bidding purposes. The advances from these companies were unsecured, interest free and were fully repaid in April 2011.

NOTE 17	DUE TO SHAREHOLDERS AND NON-CONTROLLING INTERESTS

The Company’s due to shareholders and non-controlling interests at June 30, 2011 and March 31, 2011 are summarized as follows:

Due to shareholders	June 30,	March 31,
	2011	2011
	(Unaudited)
Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see Note 1)	$902	$666,800
Due to SJ Asia Pacific Limited (shareholder of the Company, see Note 1)	7,440,448	7,379,381

Total	$7,441,350	$8,046,181

The amount due to Mr. Zuo is unsecured, bears interest at 3% per annum and is payable on demand. The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand.

Amount due to non-controlling interests	June 30,	March 31,
	2011	2011

Due to Mr. Fang (Auhui Jucheng non-controlling shareholder)	$4,107,520	$4,141,332

Amount due to non-controlling interests is unsecured, interest free and payable on demand.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 18	CREDIT FACILITIES

As of June 30, 2011, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$135.3 million (equivalent to approximately $17.39 million) and EURO 1 million (equivalent to approximately $1.45 million). Collateral for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$110 million (or approximately $14.14 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $0.64 million).

As of June 30, 2011, there were outstanding contract performance guarantees of $3,915,471 issued by the banks on behalf of the Company, of which $1,242,081 were granted under the General Facilities. Apart from these guarantees and the lines of credit as described in Note 15, there was no other borrowing under the General Facilities as of June 30, 2011.

The General Facilities expired in July 2011 and the Company is negotiating with the banks to renew the facilities. Management expects that these facilities will be formally renewed by the end of August 2011.

On August 6, 2009, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $774,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility includes a guarantee for HK$6 million from China LianDi. As of June 30, 2011, there was no borrowing under the Government Sponsored Facility.

NOTE 19	COMMON STOCK, PREFERRED STOCK AND WARRANTS

(a)	Common Stock

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

During the three months ended June 30, 2011, 483,030 shares of preferred stock were converted into 483,030 shares of common stock.

At June 30, 2011, 31,409,910 shares of common stock were issued and outstanding.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 19	COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

(b)	Preferred Stock

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

At June 30, 2011, 5,034,940 preferred shares were outstanding with an aggregate liquidation preference of $18,008,112.

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

The Series A Preferred Stock holder may request for redemption of the preferred stock in the event that the Company cannot issue shares of common stock registered for resale under the registration statement. However, according to the registration rights agreement between the Company and the investors (who are also the preferred stock holders), the Company is contractually permitted to prepare, file and cause the registration statement to be declared effective within 180 calendar days after the closing date of the private placement on February 26, 2010. The registration statement was declared effective on August 20, 2010 and remained effective as of June 30, 2011. Therefore, the Company has determined that the Series A Preferred Stock is not currently redeemable. Accordingly, as of June 30, 2011, the Company has not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognized any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 19	COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

(b)	Preferred Stock (continued)

Because the fiscal 2011 performance threshold has been met, 1,722,311 shares will be released to LianDi Energy, the principal stockholder.  The Company is currently working with the Escrow Agent to facilitate the release of these shares.

In accordance to ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation.  The Company evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed between the Company and its investors, the release of these escrow shares to the principal stockholder was not contingent on continued employment, and this arrangement is in substance an inducement made to facilitate the financing transaction on behalf of the Company, rather than as compensatory.  Therefore, the Company has accounted for the escrowed share arrangement according to its nature, and therefore did not recognize a non-cash compensation charge as a result of the Company satisfying the 2011 performance thresholds.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to June 30, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the three months ended June 30, 2011 and 2010 was nil and $1,142,513, respectively.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 19	COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

(c)	Warrants (Continued)

Warrants issued and outstanding at June 30, 2011 and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, March 31, 2011	5,117,740	$4.88	1.91	5,117,740	$4.88	1.91
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2011 (Unaudited)	5,117,740	$4.88	1.66	5,117,740	$4.88	1.66

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

NOTE 20	SHARE-BASED COMPENSATION

(a)	Options granted to Independent Directors

On August 10, 2010, the Company granted options to three of its independent directors, Mr. Joel Paritz, Mr. Hongjie Chen and Mr. Xiaojun Li, to purchase 24,000, 5,000 and 5,000 shares of the Company’s common stock, respectively, at a strike price of $5.99 per share, in consideration for their services to the Company.

As of June 30, 2010, all options are exercisable.  Unexercised options will expire on August 10, 2015.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 20	SHARE-BASED COMPENSATION (CONTINUED)

(a)	Options granted to Independent Directors-Continued

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions, and recorded $14,790 as stock-based professional fees during the three months ended June 30, 2011.

	At grant date	At grant date	At grant date	At grant date
Number of options	8,500	8,500	8,500	8,500
Risk-free interest rate	0.63%	0.67%	0.69%	0.72%
Expected life	2.50 years	2.64 years	2.76 years	2.88 years
Volatility	60.09%	59.49%	58.30%	57.63%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Value per option	$2.2187	$2.2538	$2.2630	$2.2869

(b)	Options granted for consultancy services

On December 6, 2010, the Company granted options to a consultancy service company to purchase 300,000 shares of the Company’s common stock, at a strike price of $3.50 per share, in consideration for its consultancy services to the Company for five months.  There options shall become vested and exercisable pursuant to the following vesting schedule:

Date	Number of options vested
December 6, 2010	100,000
January 6, 2011	40,000
February 6, 2011	40,000
Mach 6, 2011	40,000
April 6, 2011	40,000
May 6, 2011	40,000

These options will expire December 6, 2014.

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions at approximately $1.42 per option, and recorded $80,965 as stock-based professional fees during the three months ended June 30, 2011.

At grant date
Risk-free interest rate	1.10%
Expected life	4 years
Volatility	51.81%
Dividend yield	0.0%

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 20	SHARE-BASED COMPENSATION (CONTINUED)

Options issued and outstanding at June 30, 2011 and their movements during the three months then ended are as follows:
	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2011	334,000	$3.75	$-	4.10
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2011 (Unaudited)	334,000	$3.75	$-	3.51
Exercisable at June 30, 2011 (Unaudited)	334,000	$3.75	$-	3.51

(1)	The intrinsic value of the stock option at June 30, 2011 is the amount by which the market value of the Company’s common stock of $2.99 as of June 30, 2011 exceeds the exercise price of the option.

NOTE 21	STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Anhui Jucheng, as PRC companies, are required on an annual basis to make appropriations of retained earnings to statutory reserves at a certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”).

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of registered capital, whereas enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves during the three months ended June 30, 2010 and thereafter because the statutory reserves of $1,138,733 at March 31, 2010 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the three months ended June 30, 2011 and 2010.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 22	OTHER INCOME – VALUE ADDED TAX REFUND

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

NOTE 23	INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, Hua Shen HK, PEL HK and Bright Flow are generally subject to Hong Kong income tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the years ended March 31, 2012 and 2011.

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

Beijing JianXin, Beijing Hongteng and Anhui Jucheng, being established in the PRC, are generally subject to PRC enterprise income tax (“EIT”). Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software copyright and is entitled to tax preferential treatment – a two-year tax holiday through EIT exemption for the calendar years ended December 31, 2009 and 2010, and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.  Anhui Jucheng and Beijing Hongteng are subject to an EIT rate of 25% for 2011.

No provision for other overseas taxes is made as neither LianDi Clean or China LianDi has any taxable income in the U.S or the British Virgin Islands.

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiaries in the PRC will not be distributing earnings to the Company for the years ended March 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at June 30, 2011 and March 31, 2011. Total undistributed earnings of these PRC subsidiaries at June 30, 2011 and March 31, 2011 were RMB364,632,578 ($56,343,497) and RMB345,042,882 ($52,626,881).

 The Company’s income tax expense consisted of:
	Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Current – PRC	$460,762	$-
Deferred	(14,027)	-

Total	$446,735	$-

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 23	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:
	Three Months Ended June 30,
	2011	2010

Pre-tax income	$3,108,855	$3,413,114
United States federal corporate income tax rate	35%	35%
Income tax computed at United States statutory corporate income tax rate	1,088,099	1,194,590
Rate differential for domestic earnings	(311,772)	(377,850)
Impact of tax holiday of Beijing Jianxin	(415,771)	(884,995)
Loss not recognized as deferred tax asset	68,859	59,323
Non-deductible expenses and non-taxable income	17,320	8,932

Income tax expense	$446,735	$-

The Company’s deferred income tax assets at June 30, 2011 and March 31, 2011 were as follows:

	June 30,	March 31,
	2011	2011

Tax effect of net operating losses carried forward	$620,053	$551,194
Less: Valuation allowance	(620,053)	(551,194)
Net deferred tax assets	$-	$-

The net operating losses carried forward of the U.S. entity, LianDi Clean Technology Inc., were $1,771,581 and $1,574,841 at June 30, 2011 and March 31, 2011, respectively, which will expire in years through 2030. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized as the Company’s U.S. operations will not generate sufficient future earnings to which the operating losses relate.

The Company’s deferred income tax liabilities at June 30, 2011 and March 31, 2011 were as follows:
	June 30,	March 31,
	2011	2011

Tax effect of acquisition revaluation	$675,258	$693,771
Reversal during the period	(14,027)	(40,508)
Disposal of fixed assets	(1,279)	-
Exchange realignment	8,780	21,995
Net deferred tax liabilities – non-current portion	$668,732	$675,258

Deferred tax liabilities arose on the revaluation of Anhui Jucheng’s properties, plant and equipment and land use right upon the acquisition of Anhui Jucheng on July 5, 2010.  Reversal during the three months ended June 30, 2011 and during the year ended March 31, 2011 was due to the depreciation and amortization of these revalued properties, plant and equipment and the land use right.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 23	INCOME TAXES (CONTINUED)

As of June 30, 2011 and March 31, 2011, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

As of June 30, 2011 and March 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended June 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of June 30, 2011 and March 31, 2011.

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

NOTE 24	CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities and accounts receivable. As of June 30, 2011 and March 31, 2011, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•
As of June 30, 2011, two customers individually accounted for 41% and 34% of the accounts receivables of the Company, respectively. As of March 31, 2011, two customers individually accounted for 76% and 10% of the accounts receivables of the Company, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2011 or March 31, 2011.

•
During the three months ended June 30, 2011, two customers individually accounted for 39% and 14% of the Company’s net revenue, respectively.  During the three months ended June 30, 2010, four customers individually accounted for 31%, 23%, 21% and 16% of the Company’s net revenue, respectively.  Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the three months ended June 30, 2011 or 2010.

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

•
During the three months ended June 30, 2011, three suppliers altogether accounted for 42% of the Company’s costs of revenue (20%, 12% and 10% individually). During the three months ended June 30, 2010, three suppliers altogether accounted for 96% of the Company’s costs of revenue (64%, 19% and 13% individually).

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 24	CERTAIN RISKS AND CONCENTRATION (CONTINUED)

Risk arising from operations in foreign countries (continued)

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

NOTE 25	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company entered into operating lease agreements for the rental of offices and equipment purchase agreements. The Company was obligated under operating leases and purchase agreements requiring minimum amounts as of June 30, 2011 as follows:

	Office rental	Purchase of equipment
Payable within fiscal year ending March 31,
- 2012	$213,839	$4,185,988
- 2013	232,648	-
- 2014	14,789	-
- Thereafter	-	-

Total minimum payments	$461,276	$4,185,988

During the three months ended June 30, 2011 and 2010, rental expenses under operating leases amounted to $110,391 and $140,461, respectively.

NOTE 26	SEGMENT DATA

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 26	SEGMENT DATA (CONTINUED)

	Three Months Ended June 30,
	2011	2010
Revenues:
Petroleum and petrochemical equipment and related services	$9,555,898	$9,158,034
Chemical products	7,156,538	-
Total	$16,712,436	$9,158,034

Depreciation:
Petroleum and petrochemical equipment and related services	$24,626	$15,779
Chemical products	323,833	-
Total	$348,459	$15,779

Intangible assets amortization
Petroleum and petrochemical equipment and related services	$161,177	$151,976
Chemical products	8,597	-
Total	$169,774	$151,976

Interest expense:
Petroleum and petrochemical equipment and related services	$114,392	$145,631
Chemical products	31,546	-
Total	$145,938	$145,631

Net income (loss):
Petroleum and petrochemical equipment and related services	$2,766,391	$3,594,115
Chemical products	92,469	-
Other (a)	(196,740)	(181,001)
	$2,662,120	$3,413,114

Expenditures for identifiable long-lived tangible assets
Petroleum and petrochemical equipment and related services	$931,343	$61,281
Chemical products	499,144	-
Total	$1,430,487	$61,281

	June 30, 2011	March 31, 2011
Total assets
Petroleum and petrochemical equipment and related services	$73,665,237	$78,775,083
Chemical products	28,738,158	27,229,880
Corporate unallocated	25,888,664	22,233,543
Total	$128,292,059	$128,238,506

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods.  The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Our company then became a holding company and, through our subsidiaries, is primarily engaged in distributing clean technology for refineries (unheading units for the delayed coking process), distributing a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. We are also engaged in manufacturing and selling industrial chemical products, which is operated through our subsidiary Anhui Jucheng Fine Chemicals Co., Ltd. We also expect to launch our oil sludge cleaning solution in year 2011, which will be operated through our subsidiary, Beijing Hongteng Weitong Technology Co., Ltd.

Details of our company’s subsidiaries as of June 30, 2011 were as follows:

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

Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”)	PRC January 28, 2005	51% (through Beijing JianXin)	Developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing

Hongteng Technology Limited (“Hongteng HK”)	Hong Kong, February 12, 2009	100% (through China LianDi)	Investment holding company

Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Hongteng”)	PRC January 12, 2010	100% (through Hongteng HK)	Delivering and leasing oil sludge cleaning equipment, providing oil tank sludge cleaning service, and providing Hazard and Operability Analysis (“HAZOP”) technical consultancy services

In July 2004, China LianDi was founded and owned as to 60% by Mr. Jianzhong Zuo, the Chief Executive Officer and Chairman of our company, and 40% by another third-party minority shareholder. On October 2, 2007, Mr. Zuo acquired from such minority shareholder the remaining 40% interest in China LianDi for US$1, and accordingly became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Islands and wholly owned by SJI Inc., a company incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc. in Japan) acquired a 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) the commitment to invest HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of an unlimited shareholder’s loan bearing interest at a rate not exceeding 5% per annum. As a result, at such time China LianDi was owned 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

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

Dragon Excel and Rapid Capital were held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of the 5% interests in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of 3% interest of China LianDi from our principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services to facilitate the private placement.

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

On December 31, 2010, one of our wholly owned subsidiaries, China LianDi, acquired a 100% equity interest in Hongteng HK (a company incorporated in Hong Kong) from Mr. Zuo, our CEO, for a cash consideration of $2,272. This company has a wholly owned subsidiary incorporated in China, Beijing Hongteng Weitong Technology Co., Ltd.  Beijing Hongteng is engaged in delivering and leasing oil sludge cleaning equipment, providing oil sludge cleaning services and providing Hazard and Operability Analysis (“HAZOP”) technical consultancy services.

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

Basis of preparation and consolidation and use of estimates

Our interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The condensed consolidated balance sheet as of March 31, 2011 was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed financial statements should be read in conjunction with our consolidated financial statements and accompanying footnotes for the year ended March 31, 2011.

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

We may also provide our customers with a warranty for one year following the customer’s acceptance of the installed equipment. Some contracts require that 5% to 15% of the contract price be held as retainage for the warranty and only due for payment by the customer upon expiration of the warranty period. For those contracts with retainage clauses, we defer the recognition of the amounts retained as revenue until expiration of the warranty period when collectibility can reasonably be assured. We have not provided for warranty costs for those contracts without retainage clauses, as the relevant estimated costs were insignificant based on historical experience.

Product only

Revenue derived from sales contracts that require delivery of products only is recognized when the titles to the products pass to customers. Titles to the products pass to the customers when the products are delivered and accepted by the customers.

Software sale

We recognize revenue from the delivery of software when the software is delivered to and accepted by the customer, pursuant to ASC Topic 985, Software (formerly Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended) and in accordance with SAB 104. Costs of software revenue include amortization of software copyrights.

Service

We recognize revenue from provision of services when the service has been performed, in accordance with SAB 104.

We are subject to business tax and the related surcharges of 5.5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and the related surcharges and value added tax, as well as discounts and returns. There were no product returns for the three months ended June 30, 2011 and 2010.

●	Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test at the end of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill for the three months ended June 30, 2011.

●	Income taxes

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, our subsidiaries incorporated in Hong Kong are generally subject to Hong Kong income tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the three months ended June 30, 2011 and 2010.

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

Anhui Jucheng and Beijing Hongteng, established in the PRC, are generally subject to PRC income tax. The applicable income tax rate of Anhui Jucheng and Beijing Hongteng is 25% for the three months ended June 30, 2011.

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

	As of June 30, 2011	As of June 30, 2010

Balance sheet items, except for equity accounts	US$1=RMB6.4716	US$1=RMB6.7909

	For the three months ended June 30, 2011	For the three months ended June 30, 2010

Items in statements of income and cash flows	US$1=RMB6.5011	US$1=RMB6.8235

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

For the three months ended June 30, 2011, 483,030 shares of preferred stock in the aggregate were converted into the same number of shares of common stock at a conversion price of $3.50 per share.

At June 30, 2011, 31,409,901 shares of common stock were issued and outstanding.

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

At June 30, 2011, 5,034,940 preferred shares were outstanding, with an aggregate liquidation preference of $18,008,112.

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

The Series A Preferred Stock holder may request redemption of the preferred stock in the event that our company cannot issue shares of common stock registered for resale under the registration statement The related registration statement was declared effective on August 20, 2010 and remained effective as of June 30, 2011. Therefore, we have determined that the Series A Preferred Stock is not currently redeemable. Accordingly, as of June 30, 2011, we have not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognize any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the three months ended June 30, 2010 was $1,142,513 with no further accretion needed after March 31, 2011.

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

A.  Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US$.

	For the three months ended June 30,
	2011	2010

Net revenue
Sales and installation of equipment	$4,039,909	$6,349,134
Sales of software	5,269,877	2,805,799
Services	246,112	3,101
Sales of chemical products	7,156,538	-
Total net revenue	16,712,436	9,158,034

Cost of revenue
Cost of equipment sold	(3,359,849)	(5,031,416)
Amortization of intangibles	(156,897)	(149,484)
Cost of software	(1,670,046)	-
Cost of sales of chemical products	(6,435,672)	-
Total cost of revenue	(11,622,464)	(5,180,900)

Gross profit	5,089,972	3,977,134

Operating expenses:
Selling	(593,887)	(140,942)
General and administrative	(842,919)	(546,373)
Research and development	(108,074)	(59,310)
Total operating expenses	(1,544,880)	(746,625)

Income from operations	3,545,092	3,230,509

Other income (expenses), net
Interest income	8,499	26,014
Interest and bank charges	(145,938)	(145,631)
Exchange gains (losses), net	(366,175)	(69,768)
Value added tax refund	-	369,183
Other	67,377	2,807
Total other income (expenses), net	(436,237)	182,605

Income before income tax	3,108,855	3,413,114
Income tax expense	(446,735)	-
NET INCOME	2,662,120	3,413,114
Income attributable to noncontrolling interests	(45,309)	-
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN STOCKHOLDERS	2,616,811	3,413,114
Preferred stock deemed dividend	-	(1,142,513)
Preferred stock dividend	(363,936)	(493,899)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	$2,252,875	$1,776,702

EARNINGS PER SHARE:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average number of shares outstanding:
Basic	31,236,783	29,369,761
Diluted	36,444,850	30,113,633

Non-GAAP Measures

To supplement the unaudited condensed consolidated statement of income and comprehensive income presented in accordance with the Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of net income available to common stockholders and the basic and diluted earnings per share for the three months ended June 30, 2010, which are adjusted from results based on GAAP to exclude the non-cash charge recorded, which related to the fair value of the escrow share allocated to the Series A preferred stock, treated as a deemed dividend, and a deduction of net income available to common stockholders for the three months ended June 30, 2010.  The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presents reconciliation of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the three months ended June 30, 2010: (All amounts in US dollar)

	For the three months ended June 30, 2010
	(US $)	(US $)
	GAAP	NON GAAP

Net income attributable to LianDi Clean stockholders	3,413,114	3,413,114
Preferred stock deemed dividend	(1,142,513)	-
Preferred stock dividend	(493,899)	(493,899)
Net income attributable to common stockholders -Basic	1,776,702	2,919,215
Preferred stock deemed dividend	-	-
Preferred stock dividend	-	493,899
Net income attributable to common stockholders -Diluted	1,776,702	3,413,114

Earnings per share
Earnings per common share
Basic	$0.06	$0.10
Diluted	$0.06	$0.09

Weighted average number of common shares outstanding:
Basic	29,369,761	29,369,761
Diluted	30,113,633 (1)	37,188,722	(2)

(1)	The effect of the potential dilutive convertible preferred stock was not included, because the effect is anti-dilutive upon recognition of the deemed dividend in accordance to US GAAP.
(2)	The effect of the potential dilutive convertible preferred stock was included, because the effect is dilutive regardless the recognition of the deemed dividend under NON-GAAP measures.

Net Revenue:

Net revenue represents our gross revenue net of taxes and related surcharges as well as discounts and returns. There were no material discounts and returns for the three months ended June 30, 2011 and 2010.

The following tables set forth the analysis of our net revenue:

	Three months ended June 30,
	2011	2010
	US$ M	US$ M

Sales and installation of equipment	4.04	6.35
Sales of software	5.27	2.81
Technical services	0.25	0.003
Sales of chemical products	7.16	-
	16.71	9.16

We generated our revenue from delivery of industrial equipment with the related technical engineering services (including but not limited to installation, integration and system testing), sales of our optimization software, providing software related technical services, providing other technical consultancy services and sales of chemical products. If sales of equipment and the related technical services or sales of software products and the related technical services are included in one agreement as a total solution package, we have neither objective nor reliable evidence for us to separate our total revenue amount into separate categories. Therefore, the revenue amount indicated as technical services in the above table was calculated based on the total revenue amount of stand-alone technical consultancy service agreements.

For the three months ended June 30, 2011, our total net revenue increased to US$16.71 million from US$9.16 million for the same period of 2010. Without regard to the US$7.16 million revenue generated from sales of chemical products which were operated by our majority owned subsidiary, Anhui Jucheng, for the three months ended June 30, 2011, which is discussed separately below, our total revenue increased by $0.39 million to US$9.56 million for the three months ended June 30, 2011 as compared to the same period of 2010.  This increase was mainly due to the increase of our software sales, software technical services and other technical consultancy services revenue.

For the three months ended June 30, 2011, we achieved approximately US$4.04 million of equipment sales and installation revenue, as compared to US$6.35 million for the same period of 2010.  We completed fourteen projects related to sales and installation of equipment for the three months ended June 30, 2011, as compared to  eight projects for the same period of 2010.  During the three months ended June 30, 2011, one of these completed projects had a contract value greater than US$2.0 million, one had a contract value greater than US$0.7 million and one had a contract value close to US$0.5 million. For the same period of 2010, one of these completed projects had a contract value greater than US$2 million; two had a contract value greater than US$1 million and one had a contract value greater than US$0.8 million.  Based on the historical statistics of the past two fiscal years, although there were no obvious seasonal factors that affected the volume of our quarterly revenue, the first fiscal quarter had been the lowest sales season of the past two fiscal years, with total revenue and equipment sales and installation revenue achieved less than 10% of the total revenue and equipment sales and installation revenue of a fiscal year, respectively. Therefore, we believe, the decrease of equipment sales and installation revenue for the three months ended June 30, 2011 as compared to the same period of last year should not be considered as an adverse indicator of the results that may be expected for any future period and for fiscal year 2012.

For the three months ended June 30, 2011 and 2010, we sold 30 sets and 32 sets of our data processing software and achieved approximately US$3.0 million and US$2.8 million of software revenue, respectively. In addition we also achieved approximately US$2.27 million from software and technical consultancy services, which was related to a purchased software use right and the related training and application program.

For the three months ended June 30, 2011 and 2010, we also achieved approximately US$0.25 million and US$0.003 million of technical consultancy services revenue, respectively. For the three months ended June 30, 2011, our technical consultancy services revenue achieved was the Hazard and Operability Analysis (“HAZOP”) consultancy services revenue conducted by our newly acquired subsidiary Beijing Hongteng.

As of June 30, 2011 and 2010, we had 31 and 34 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$36.5 million and US$60.3 million, respectively.  We have served the Chinese petroleum and petrochemical industries since 2004 through our operating subsidiaries. We worked for approximately one year to establish relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and to become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed asset investments within these industries, we successfully increased the size and scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal years 2010 and 2011.  Recently, we successfully developed our relationship with several new suppliers, such as ABB, Sandvik and MAC-Clyde, to distribute their products to the large Chinese petroleum and petrochemical companies, which expanded our ability to bid for a broader range of products while meeting more of our customers’ needs.  Therefore, we believe, with the successful implementation of our contracts, and our continued efforts in developing the business and enhancing our client and supplier relationships, our revenue will continue to increase in fiscal year 2012.

Our majority owned subsidiary, Anhui Jucheng, is primarily engaged in manufacturing and selling the industrial chemical product, Polyacrylamide.  Polyacrylaminde is mainly used in the following areas: (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) auxiliary for the papermaking industry; and (4) flocculant for river water treatments.  We acquired Anhui Jucheng and became a 51% interest owner of Anhui Jucheng on July 5, 2010. Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010.

For the three months ended June 30, 2011, Anhui Jucheng sold approximately 3,100 tons of Polyacrylamide products, and achieved approximately US$7.16 million of net revenue. For the year ending March 31, 2012, management expects to sell approximately 15,000 to 18,000 tons of Polyacrylamide and achieve at least US$34 million of net revenue.

Cost of sales:

Cost of sales consists of the equipment purchase cost recognized in-line with the related contract revenue, the amortization amount of our software copyright, and the purchase cost of software use right and software training courses related to the software technical services contract we signed with our customer.  Other direct installation and testing costs related to the software sales and direct cost of performing separate technical services were insignificant based on our historical experience as compared to the related revenue amount.  Therefore, in our normal course of business, we do not consider separate these direct expenses as the software implementation and technical services cost from our total operating expenses as necessary.

Cost of sales of Anhui Jucheng represented the manufacturing cost of the chemical product, Polyacrylamide, sold in each reporting period, which mainly consists of raw material cost (mainly acrylonitrile, acrylic acid and acrylamide solution), salary cost of our manufacturing department and other manufacturing overhead such as electricity, water, depreciation and other manufacturing supplies.

For the three months ended June 30, 2011, our total cost of sales increased to US$11.62 million from US$5.18 million for the same period of 2010. Without regard to the cost of sales of US$6.44 million incurred by Anhui Jucheng for the three months ended June 30, 2011, our total cost of sales increased to US$5.19 million for the three months ended June 30, 2011. The increase of the cost of sales for the three months ended June 30, 2011 was consistent with the increase of our net revenue as compared to the same period of 2010.

Gross margin:

	Three month ended June 30,
	2011	2010
	US$ M	US$ M

Equipment sales and installation, software sales and technical services
Net revenue	9.56	9.16
Cost of sales	5.19	5.18
Gross margin	4.37	3.98
Overall gross margin (%)	45.7%	43.4%

Without regard to the gross profit generated by our majority owned subsidiary, Anhui Jucheng, which is discussed separately below, for the three months ended June 30, 2011, our gross profit increased to US$4.37 million as compared to US$3.98 million for the same period of 2010.  The level of our overall gross margin was mainly affected by (1) the relative percentage of our separate software sales and technical consultancy services volume for each reporting period, which contributed a much higher gross margin as compared to that of the equipment sales and installation contracts; and (2) the overall average gross margin of our equipment sales and installation projects completed for each reporting period, which normally constituted the majority of our total revenue amount, especially on an annual basis.

Our overall gross margins were 45.7% and 43.4% for the three months ended June 30, 2011 and 2010, respectively.

For the three months ended June 30, 2011 and 2010, the gross margin for our equipment sales and installation contracts was 17% and 21%, respectively, which was considered normal and stable based on our historical experiences, as compared with the overall average gross margins of our equipment sales and installation projects for fiscal year 2011 and 2010, which was 19% and 18%, respectively. As explained above, as the first fiscal quarter was normally the lowest sales season of a year with less than 10% of equipment and installation revenue recognized as compared to that for a whole year, the fluctuation of gross profit margin for the first quarter should not be considered indicative of that on a fiscal yearly basis.

The relative percentage of our separate software sales and technical consultancy services volume over the total net revenue we achieved (excluding the sales of Anhui Jucheng) were 58% and 31% for the three months ended June 30, 2011 and 2010, respectively, and the overall gross margin for our separate software sales and technical services were 67% and 95%, respectively.  For the data processing software revenue which was approximately US$3.0 million and US$2.81 million, respectively, the gross profit was 95% for each of the three months ended June 30, 2011 and 2010. As for the purchased software use right and the related technical consultancy services project, which was approximately US$2.27 million (90% of the total technical services revenue, 41% of the total software sales and technical consultancy services revenue), the overall margin of this project was about 27%, which is the main reason for the decrease of the overall software sales and technical consultancy services gross profit margin for the three months ended June 30, 2011 as compared to the same period of 2010.

We believe that our overall gross margin is typically between 20%-30% on equipment sales and installation, software sales and technical services on a fiscal year basis, based on our existing business models. As discussed above, on a quarterly basis, our overall gross margin might not be stable and comparable to each other, which was mainly because of the different percentage of the software and technical services revenue and the equipment sales and installation revenue recognized in each quarter (reporting period), which contribute a very different gross margin as compared with each other. As of June 30, 2011, we do not have any material uncompleted equipment sales and installation contracts signed with gross margin significantly below our average gross margin, which was 15%-20%. Therefore, we believe that these existing uncompleted contracts will not have an adverse impact on our future gross margin. We will continue to monitor and review our sales contracts to determine if there will be any adverse impact on our gross margin in future reporting periods.

Sale of chemical products	Three months ended June 30, 2011
US$ M
Net revenue	7.16
Cost of sales	6.44
Gross margin	0.72
Overall gross margin (%)	10%

Anhui Jucheng achieved a 10% gross margin for the three months ended June 30, 2011, improved from the last three fiscal quarters which was approximately 7%-8%.  The overall market supply of the raw material for the production of polyacrylamide was relatively insufficient in calendar year 2010, which caused an increase in the raw material purchase price. However, this situation recently improved and we also gradually increased our product selling price.  Therefore, overall gross margin improved for the three months ended June 30, 2011.  Meanwhile, management is making efforts to sell our products to end users directly in the future, instead of selling through distributors. If this can be achieved, we believe our gross margin for this segment will further improve to approximately 15%-20%.

Operating expense

Our operating expenses include: selling expenses, general and administrative expenses and research and development expenses.

The following tables set forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	For the three months ended June 30,
	2011		2010
Equipment sales and installation, software sales and technical services	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	9.56	100%	9.16	100%
– Selling expenses	0.28	2.9%	0.14	1.5%
– G&A expenses	0.57	6.0%	0.55	6.0%
– R&D expenses	0.06	0.6%	0.06	0.7%
Total operating expenses	0.91	9.5%	0.75	8.2%

The following tables set forth the analysis of the operating expenses of Anhui Jucheng:

	For the three months ended June 30, 2011
Sale of chemical products	US$ M	% of Revenue

Net revenue	7.16	100%
– Selling expenses	0.32	4.5%
– G&A expenses	0.27	3.8%
– R&D expenses	0.05	0.7%
Total operating expenses	0.64	9.0%

1.	Equipment sales and installation, software sales and technical services

Selling expenses:

Our selling expenses increased to US$0.28 million for the three months ended June 30, 2011 from US$0.14 million for the same period of 2010.  Our selling expenses mainly include freight, marketing research and development expenses, salary expenses and traveling expenses of our sales department.

For the three months ended June 30, 2011: (1) salary expenses and other staff related benefits increased by approximately US$0.03 million, which was mainly due to the inclusion of Beijing Hongteng, the newly acquired subsidiary from January 2011; (1) traveling expenses, entertainment expenses, communication expenses and other general office expenses of our sales department also increased by approximately US$0.03 million for the same reason; and (2) marketing research and development expenses increased by approximately US$0.07 million as compared to the same period of 2010, as we participated in more research project and contract bidding activities as compared with the same period of 2010.

According to our past experiences, we believe that the percentage of our total selling expenses compared to the total net revenue recognized for the corresponding period for each reporting period is immaterial (normally 3%-5% of the total net revenue) and may not be stable and comparable on a quarterly basis, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including but not limited to attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in consideration of the pre-market activities that may not generate revenue. In accordance with the principles set by GAAP, our expenses for the “pre-contract” stage were expensed and recorded in earnings when they occurred. Therefore, the amount of “pre-contract” expenses directly related to the marketing activities and number of contracts we participated in during each reporting period, but not to the corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses increased to US$0.57 million for the three months ended June 30, 2011 from US$0.55 million for the same period of 2010.  Our general and administrative expenses mainly include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including but not limited to legal, audits, financial consultancy and investor relations). We expect that our general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs in connection with the expansion of our business. We also expect to incur increased professional services costs in the future in connection with disclosure requirements under applicable securities laws, and our efforts to continue to improve our internal control systems in-line with the expansion of our business.

For the three months ended June 30, 2011, (1) rental expenses decreased by approximately US$0.04 million mainly due to the decrease of office space leased for our HK subsidiaries from September 2010; (2) salary expenses and the related staff welfare increased by approximately US$0.03 million mainly due to the inclusion of Beijing Hongteng, our newly acquired subsidiary from January 2011; (3) general office administration expenses decreased by approximately US$0.02 million mainly due to the decease of general office expenses of our HK subsidiaries, because we  engaged a third party service provider to help us handle the contracts settlement transactions with the commercial banks in HK. However, for the three months ended June 30, 2011, we handled most of these transactions with our HK banks without any assistance from third parties; and (4) professional services charges related to our U.S. reporting requirements as a public company and share based compensation expenses for the professional services increased by approximately US$0.05 million as we continue to improve our reporting and internal control systems in-line with the expansion of our business.

Research and development expenses:

Research and development expenses represent the salary expenses and other related expenses of our research and development department. Our research and development expenses were US$0.06 million for each of the three months ended June 30, 2011 and 2010.  We expect our research and development expenses to increase in the future as we plan to hire additional R&D personnel to strengthen the functionality of our current software products, develop additional competitive industrial software products and provide more software related technical consultancy services.

2.	Sale of chemical products

Selling expenses:

For the three months ended June 30, 2011, Anhui Jucheng incurred approximately US$0.32 million of selling expenses, which mainly consisted of (1) freight expense of approximately US$0.09 million; (2) product packing material costs and other supplies of approximately US$0.08 million; (3) salary and bonus for the sales department of approximately US$0.10 million; and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.05 million.

General and administrative expenses:

For the three months ended June 30, 2011, Anhui Jucheng incurred approximately US$0.27 million of general and administrative expenses, which mainly consisted of (1) salary and welfare of management and administrative staff of approximately US$0.07 million; (2) traveling and entertainment expenses of approximately US$0.04 million; (3) insurance and other taxes of approximately US$0.05 million; and (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.11 million.

Research and development expenses:

For the three months ended June 30, 2011, Anhui Jucheng incurred approximately US$0.05 million of R&D expenses, which was related to a product technical update project conducted by Anhui Jucheng during the period.

Operating profits

As a result of the foregoing, our operating profit increased to US$3.55 million for the three months ended June 30, 2011, of which approximately US$3.46 million was generated from our equipment sales and installation, software sales and technical services and US$0.09 million was generated from our sales of chemical products, as compared to the US$3.23 million operating profit we achieved for the same period of 2010.

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

●
Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholders (annual interest rate of 3% to 5%), the short-term working capital bank loans borrowed by Anhui Jucheng, short-term bank loans borrowed for the exportation of the oil sludge cleaning equipment and the bank overdraft charges. For the three months ended June 30, 2011, we incurred approximately US$0.06 million in interest expenses for the shareholder loans, approximately US$0.05 million in interest expenses for the short-term bank loans, of which approximately US$0.03 million was for the working capital loans borrowed by Anhui Jucheng and approximately US$0.02 million for the short-term bank loan borrowed for importation of the oil sludge cleaning equipment. We also incurred approximately US$0.02 million of bank overdraft charges.  For the three months ended June 30, 2011, we also incurred approximately US$0.02 million in bank charges for the credit facilities granted by our banks for the importation of equipment for our equipment sales and installation contracts.

●
Exchange loss incurred for the three months ended June 30, 2011 and 2010 was mainly due to the devaluation of the US dollar against Renminbi, Japanese Yen and Euro. Exchange loss increased for the three months ended June 30, 2011 due to the continual devaluation of the US dollar against Renminbi recently.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect to sales of software products. We pay 17% value added tax for our software sales and the tax authorities will refund us 14% of the value added tax that we paid normally within about 1-2 months. This refund is regarded as subsidy income granted by the PRC government and we recognize the value added tax refund as other income only when it has been received. There is no condition to the use of the refund received. We received approximately US$nil and US$0.37 million of value added tax refund for the three months ended June 30, 2011 and 2010, respectively.

Other:

For the three months ended June 30, 2011, Anhui Jucheng achieved approximately US$0.07 million of other income from the selling of scrap raw materials and other supplies.

Income before income tax

As a result of the foregoing, our income before income tax decreased to US$3.11 million for the three months ended June 30, 2011, of which approximately US$2.99 million was generated from our equipment sales and installation, software sales and technical services, and US$0.12 million was generated from our sale of chemical products, as compared to US$3.41 million income before income tax we achieved for the same period of 2010.

Income tax expenses

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, our Hong Kong subsidiaries are generally subject to Hong Kong profits tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the three months ended June 30, 2011 and 2011, respectively.

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

Anhui Jucheng and Beijing Hongteng are subject to 25% income tax for the three months ended June 30, 2011.

No provision for other overseas taxes is made as neither we nor China LianDi have any taxable income in the U.S. or the British Virgin Islands.

Income tax expenses increased for the three months ended June 30, 2011, which was mainly due to the expiration of the EIT exemption period of Beijing JianXin, and from January 1, 2011, Beijing JianXin is subject to 12.5% EIT until December 31, 2013.

The new income tax law in China imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the new income tax law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing earnings to us for the years ended March 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at June 30, 2011 and March 31, 2011. Total undistributed earnings of these PRC subsidiaries at June 30, 2011 and March 31, 2011 were RMB364,632,578 ($56,343,497) and RMB345,042,882 ($52,626,881), respectively.

Net income

As a result of the foregoing, our net income decreased to US$2.66 million for the three months ended June 30, 2011, of which approximately US$2.57 million was generated from our equipment sales and installation, software sales and technical services and US$0.09 million was generated from our sale of chemical products, as compared to US$3.41 million net income we achieved for the same period of 2010.

Income attributable to non-controlling interests

Net income generated from our majority owned subsidiary, Anhui Jucheng, was allocated to the non-controlling shareholder of Anhui Jucheng based on his respective percentage of the ownership in the entity. Based on the percentage ownership of Anhui Jucheng, approximately US$0.045 million of Anhui Jucheng’s net income was attributable to the 49% noncontrolling interest shareholders of Anhui Jucheng for the three months ended June 30, 2011.

Net income available to LianDi Clean stockholders

Net income minus income attributable to non-controlling interests is net income available to LianDi Clean stockholders. For the three months ended June 30, 2011 and 2010, net income available to LianDi Clean stockholders was US$2.62 million and US$3.41 million, respectively.

Preferred stock deemed dividend

The fair value of the escrow shares is attributed to the different newly issued securities in the private placement and was allocated according to the newly issued securities’ respective fair value at February 26, 2010:

Allocation of escrow shares
Discount on common stock	$373,260
Dividend on preferred stock	4,007,745
Discount on warrants	544,805
Total	$4,925,810

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the three months ended June 30, 2010 and 2011 was approximately nil and US$1.14 million, which were recorded as a deduction to the net income available to common stockholders of LianDi Clean for the three months ended June 30, 2010 with no further accretion needed after March 31, 2011.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock, which was US$3.50 per share, and the actual number of days each share was outstanding within the reporting period. The total preferred stock dividend accrued was approximately US$0.36 million and US$0.49 million for the three months ended June 30, 2011 and 2010, respectively.

Net income available to common stockholders of LianDi Clean

Net income available to LianDi Clean stockholders minus preferred stock deemed dividend and preferred stock cash dividend is net income available to common stockholders of LianDi Clean.  For the three months ended June 30, 2011 and 2010, net income available to common stockholders of LianDi Clean was US$2.25 million and US$1.78 million, respectively.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents.  As of June 30, 2011, we had cash and cash equivalents of approximately US$64.36 million.

Our liquidity needs include: net cash used in operating activities, which mainly consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our majority owned subsidiary, Anhui Jucheng, to purchase raw materials for the manufacturing of chemical products; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of chemical products; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities mainly consists of the investments in computers and other office equipment, investment in purchasing of the oil sludge cleaning equipment and upgrading and enhancing the existing manufacturing facilities for our majority owned subsidiary, Anhui Jucheng.  Before June 30, 2009, we financed our liquidity needs primarily through working capital loans obtained from our shareholders. From the second half of our fiscal year 2010, along with the significant increase of our net income and our efficient management of the collection of the trade receivables and other receivables, we started to generate positive cash flow from our operating activities on an annual basis, and repaid a significant portion of the shareholder loan from our Japanese shareholder and Mr. Zuo, our CEO and President. Currently, we primarily finance our liquidity needs through net cash generated from our own operating activities.

The following tables provide detailed information about our net cash flow for the periods indicated:

	Three months ended June 30,
	2011	2010
	(Amount in thousands of US dollar)

Net cash used in operating activities	(3,009)	(3,795)
Net cash used in investing activities	(1,430)	(4,906)
Net cash used in financing actives	(5,010)	(1,810)
Effect of foreign currency exchange rate changes	569	128
Net decrease in cash and cash equivalents	(8,881)	(10,383)

Net cash used in operating activities:

For the three months ended June 30, 2011, (1) we achieved approximately US$3.26 million in net income (excluding the non-cash expenses of depreciation, amortization, deferred taxes and share-based compensation expenses); (2) our accounts receivable and notes receivable balance increased by approximately US$5.26 million; (3) we spent  approximately US$2.94 million as prepayments to our equipment suppliers for the uncompleted contracts and to our raw material suppliers for purchasing of raw materials of chemical products and at the same time, inventory balances decreased by approximately US$0.20 million; (4) tender deposits and other prepaid expenses decreased by approximately US$0.39 million; and (5) accounts payable increased by approximately US$2.59 million and advances from customers, income tax payable and other liabilities decreased by approximately US$1.26 million.  Therefore, in the aggregate, these transactions resulted in an approximately US$3.01 million net cash outflow for the three months ended June 30, 2011.

For the three months ended June 30, 2010, (1) we generated approximately US$3.6 million net income (excluding the non-cash expenses of depreciation and amortization); (2) accounts receivable balance decreased by approximately US$1.9 million, which represented a cash inflow from operating activities of the period; (3) during the same period, we made approximately US$8.9 million in prepayments to our equipment suppliers for the uncompleted projects of our equipment sales and installation contracts; and (4) we also spent approximately US$0.4 million to settle other operating liabilities during the period. Therefore, in the aggregate, these transactions resulted in an approximately US$3.8 million cash outflow for the three months ended June 30, 2010.

Net cash used in investing activities:

For the three months ended June 30, 2011, our net cash used in investing activities mainly consisted of the following transactions: (1) we spent approximately US$0.93 million for purchasing the oil sludge cleaning equipment; (2) our majority owned subsidiary, Anhui Jucheng, prepaid approximately US$0.43 million to purchase equipment for upgrading of its current manufacturing facilities; (3) Anhui Jucheng also spent approximately US$0.07 million for purchasing other general office equipment.  In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.43 million for the three months ended June 30, 2011.

For the three months ended June 30, 2010, the approximate US$4.91 million cash outflow used in investing activities mainly consisted of: (1) an approximately US$4.83 million temporary loan we lent to a third party which had been collected in July 2010; and (2) approximately US$0.08 million spent for purchasing of office equipment and computer software.

Net cash used in financing activities:

Our net cash used in or provided by financing activities included the following transactions: (1) the loans we borrowed from or repaid to our shareholders and noncontrolling shareholder of our majority owned subsidiary, Anhui Jucheng; (2) cash used for the payment of the cash dividends to our convertible preferred stockholders; (3) the decrease or increase of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities; (4) short-term loans and revolving lines of credit we borrowed from or repaid to commercial banks; and (5) temporary loans we borrowed from or repaid to other third parties.

For the three months ended June 30, 2011, (1) we paid approximately US$0.39 million cash for the dividends on our convertible preferred stock; (2) as of June 30, 2011, the restricted cash balance increased by approximately US$0.26 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2011, which was recorded as a cash outflow of our financing activities; (3) we repaid approximately US$0.09 million to the noncontrolling shareholder of Anhui Jucheng and approximately US$0.68 million of the shareholder’s loan to Mr. Zuo, President and CEO of our company; (4) we borrowed approximately US$3.2 million short-term bank loans for the importation of the oil sludge cleaning equipment and revolving lines of credit and repaid approximately US$0.70 million of the short-term bank loans we borrowed in the last quarter; and (5) we also repaid approximately US$6.1 million of third party loans we borrowed temporarily in the last quarter for our short RMB financing needs for the tender bidding purposes.  In the aggregate, these transactions resulted in a net cash outflow for financing activities of approximately US$5.01 million for the three months ended June 30, 2011.

For the three months ended June 30, 2010, (1) we repaid approximately US$0.34 million to our shareholder, Mr. Zuo; (2) as of June 30, 2010, the restricted cash balance increased by approximately US$1.47 million as collateral for the issuance of contract performance guarantees to our customers as compared to that of March 31, 2010, which was recorded as a cash outflow of our financing activities. In the aggregate, these two transactions resulted in a net cash outflow for financing activities of approximately US$1.81 million for the three months ended June 30, 2010.

As of June 30, 2011, we still owe our Japanese shareholder approximately US$7.44 million. Based on the loan agreements we signed with our Japanese shareholder, these outstanding loans bear interest at 3%-5% per annum. Any delayed repayment of these loans without the prior consent from our Japanese shareholder is subject to a 1% penalty. Although we did not receive any commitment from our Japanese shareholder not to demand repayment of the loan, we believe that, along with the rapid growth of our revenue and cash generated from operating activities in fiscal year 2011 and 2010, our financial position has improved to the point which allows us to repay our shareholders’ loan using money earned from operations on demand without having any significant adverse impact on our financial position and operations.

Credit Facilities:

As of June 30, 2011, we had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$135.3 million (equivalent to approximately $17.39 million) and EURO 1 million (equivalent to approximately $1.45 million). Collateral for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$110 million (or approximately $14.14 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of our company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $0.64 million).

As of June 30, 2011, there were outstanding contract performance guarantees of $3,915,471 issued by the banks on behalf of our company, of which $1,242,081 were granted under the General Facilities. Apart from these contract performance guarantees and bank overdrafts as described in Note 15 to the condensed consolidated financial statements for the three months ended June 30, 2011, there was no other borrowing under the General Facilities as of June 30, 2011.

On August 6, 2009, we obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $774,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6 million from China LianDi. As of June 30, 2011, there was no borrowing under the Government Sponsored Facility.

The General Facilities expired in July 2011 and we are negotiating with the banks to renew the facilities. Management expects that these facilities will be formally renewed by the end of August 2011.

C.  Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of June 30, 2011.

D.  Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011:

	Purchase of equipment	Office rental	Total
	US$	US$	US$

Nine months ending March, 31, 2012	4,185,988	213,839	4,399,827
Fiscal year ending March 31,
-2013	-	232,648	232,648
-2014	-	14,789	14,789
Thereafter	-	-	-
Total payments	4,185,988	461,276	4,647,264

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended March 31, 2011.

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

LIANDI CLEAN TECHNOLOGY INC.

Date: August 15, 2011	By:	/s/ Jianzhong Zuo
Jianzhong Zuo, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Yong Zhao
Yong Zhao, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002