Form 10-Q
period 2011-09-30
LianDi Clean Technology Inc.
filed 2011-11-18
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 17, 2011, there were 31,530,445 shares of common stock of the issuer outstanding.

PART I.            FINANCIAL INFORMATION

Item 1.        Financial Statements

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)
(Unaudited)

	September 30,	March 31,
	2011	2011

ASSETS
Current Assets
Cash and cash equivalents	$41,269,170	$73,242,735
Restricted cash	3,849,353	4,122,085
Notes receivable	-	545,519
Accounts receivable, net of $nil allowance	24,251,126	12,293,961
Inventories	959,695	5,920,514
Prepayments to suppliers	30,490,650	9,469,765
Prepaid expenses and deposits	1,331,637	1,612,736
Other receivables, net of $nil allowance	1,017,400	462,352
Pledged trading securities	11,592	11,592
Prepaid land use right – current portion	-	47,902

Total current assets	103,180,623	107,729,161

Other Assets
Property and equipment, net	259,978	11,307,135
Intangible assets, net	4,609,351	4,787,175
Investment in and advance to equity method affiliate	38,208,600	-
Prepaid land use right – non-current portion	-	1,828,266
Deposit for land use rights	-	1,360,503
Construction in progress	3,222,716	860,738
Goodwill	-	365,528

Total assets	$149,481,268	$128,238,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$3,182,403	$2,678,187
Accounts payable	1,355,616	4,049,470
Deferred revenue	1,457,160	1,257,883
Other payables and accrued expenses	7,452,564	15,438,576
Provision for income tax	1,794,873	635,142
Due to shareholders	7,654,479	8,046,181
Due to non-controlling interests	-	4,141,332
Preferred stock dividend payable	718,000	416,696

Total current liabilities	23,615,095	36,663,467

Deferred tax liability	-	675,258

Total liabilities	23,615,095	37,338,725

Commitments and Contingencies (Note 26)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)
(Unaudited)

	September 30,	March 31,
	2011	2011

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 4,936,905 and 5,517,970 shares issued and outstanding, respectively; aggregate liquidation preference amount: $17,997,168 and $19,729,591, including accrued but unpaid dividend of $718,000 and $416,696 at September 30, 2011 and March 31, 2011, respectively)	12,589,108	14,068,693

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 31,507,945 and 30,926,880 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively)	31,508	30,927
Additional paid-in capital	25,869,196	24,294,437
Statutory reserves	1,190,690	1,190,690
Retained earnings	81,871,106	43,505,802
Accumulated other comprehensive income	4,314,565	1,879,286

Total LianDi Clean stockholders’ equity	113,277,065	70,901,142

Non-controlling interests	-	5,929,946

Total equity	113,277,065	76,831,088

Total liabilities and stockholders’ equity	$149,481,268	$128,238,506

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
NET REVENUE:
Sales and installation of equipment	$18,349,157	$33,682,153	$22,389,066	$40,031,287
Sales of software	3,622,740	-	8,892,617	2,805,799
Services	2,108,796	1,134,607	2,354,908	1,137,708
Sales of industrial chemicals	4,869,602	8,490,510	12,026,140	8,490,510
	28,950,295	43,307,270	45,662,731	52,465,304
Cost of revenue:
Cost of equipment sold	(15,209,608)	(26,303,920)	(18,569,457)	(31,335,336)
Amortization of intangibles	(158,990)	(150,631)	(315,887)	(300,115)
Cost of software	-	-	(1,670,046)	-
Cost of industrial chemicals	(4,720,684)	(7,797,118)	(11,156,356)	(7,797,118)
	(20,089,282)	(34,251,669)	(31,711,746)	(39,432,569)

Gross profit	8,861,013	9,055,601	13,950,985	13,032,735

Operating expenses:
Selling expenses	(471,272)	(429,879)	(1,065,159)	(570,821)
General and administrative expenses	(702,697)	(1,248,683)	(1,545,616)	(1,795,056)
Research and development cost	(114,125)	(69,543)	(222,199)	(128,853)
Total operating expenses	(1,288,094)	(1,748,105)	(2,832,974)	(2,494,730)

Income from operations	7,572,919	7,307,496	11,118,011	10,538,005

Other income (expenses), net
Interest income	13,854	33,733	22,353	59,747
Interest and bank charges	(219,810)	(114,702)	(365,748)	(260,333)
Exchange gains (losses), net	(501,031)	(57,170)	(867,206)	(126,938)
Value added tax refund	-	1,428	-	370,611
Gain on deconsolidation of subsidiary	30,407,821	-	30,407,821	-
Other	50,859	296,283	118,236	299,090
Total other income (expenses), net	29,751,693	159,572	29,315,456	342,177

Income before income tax	37,324,612	7,467,068	40,433,467	10,880,182
Income tax expense	(895,133)	(84,646)	(1,341,868)	(84,646)
Income before equity in earnings of equity method affiliate	36,429,479	7,382,422	39,091,599	10,795,536
Equity in earnings of equity method affiliate	(91,541)	-	(91,541)	-
NET INCOME	36,337,938	7,382,422	39,000,058	10,795,536
Income attributable to noncontrolling interests	126,132	(124,430)	80,823	(124,430)

Net income attributable to LianDi Clean stockholders	36,464,070	7,257,992	39,080,881	10,671,106
Preferred stock deemed dividend	-	(809,331)	-	(1,951,844)
Preferred stock dividend	(351,641)	(477,698)	(715,577)	(971,597)

Net income available to common stockholders	$36,112,429	$5,970,963	$38,365,304	$7,747,665

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010

Net income attributable to LianDi Clean stockholders	$36,464,070	$7,257,992	$39,080,881	$10,671,106

Other comprehensive income attributable to LianDi Clean stockholders:
Foreign currency translation adjustment	1,679,411	558,906	2,435,279	713,795

Comprehensive income attributable to LianDi Clean Stockholders	38,143,481	7,816,898	41,516,160	11,384,901

Comprehensive income attributable to non-controlling interests	(32,865)	184,912	90,354	184,912

TOTAL COMPREHENSIVE INCOME	$38,110,616	$8,001,810	$41,606,514	$11,569,813

Earnings per share attributable to LianDi Clean stockholders
Basic	$1.15	$0.20	$1.22	$0.26
Diluted	$1.00	$0.20	$1.07	$0.26

Weighted average number of shares outstanding
Basic	31,463,425	29,679,646	31,350,723	29,526,643
Diluted	36,444,850	36,618,829	36,444,850	30,016,764

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)
(Unaudited)

	For the Six Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,000,058	$10,795,536
Adjustments for:
Depreciation of property and equipment	594,510	368,816
Amortization of intangible assets	343,987	321,325
Loss on disposal of fixed assets	2,308	-
Deferred tax liability	(33,174)	-
Equity in earnings of equity method affiliate	91,541	-
Gain on deconsolidation of subsidiary	(30,407,821)	-
Share-based compensation costs	95,755	12,051
Decrease (increase) in assets:
Accounts receivable	(15,989,553)	(709,176)
Notes receivable	(161,382)	(127,067)
Inventories	(604,633)	301,866
Prepayments to suppliers	(31,110,541)	(9,269,517)
Deferred costs, prepaid expenses and other current assets	(5,057,984)	(1,018,594)
Increase (decrease) in liabilities:
Accounts payable	3,222,118	(1,034,364)
Deferred revenue and accruals	(86,338)	1,220,755
Income tax payable	1,320,484	-
Net cash (used in) generated from operating activities	(38,780,665)	861,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(560,692)	(100,322)
Payment for construction in progress	(4,427,630)	-
Cash outflow due to deconsolidation of Anhui Jucheng (note 1)	(5,364,481)	-
Acquisition of subsidiary, net of cash and cash equivalents acquired	-	2,325,060
Payment of deposit for land use rights	(2,114,587)	(963,604)
Advance to other entities	-	(5,245,995)
Net cash used in investing activities	(12,467,390)	(3,984,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	315,498	(5,291,511)
Repayment of short term bank loans	(695,392)	-
New bank loans	3,200,629	-
Capital contributions received in advance from new shareholders of Anhui Jucheng (note 1)	22,233,704	-
Repayment to non-controlling interests	(151,600)	(665,797)
Repayment from (Advance to) shareholders	(569,888)	2,166,611
Repayment to other entities	(6,131,459)	-
Payment of preferred stock dividend	(414,273)	(577,176)
Net cash generated from (used in) financing activities	17,787,219	(4,367,873)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)
(Unaudited)

	For the Six Months Ended September 30,
	2011	2010

Effect of foreign currency translation on cash	1,487,271	708,159

Decrease in cash and cash equivalents	(31,973,565)	(6,782,944)
Cash and cash equivalents, beginning of period	73,242,735	59,238,428

CASH AND CASH EQUIVALENTS, end of period	$41,269,170	$52,455,484

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$133,661	$190,597
Cash paid for income tax	$49,805	$-
Non-cash activities
Common stock issued for conversion of preferred stock	$1,479,585	$1,019,388

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other	Non-
	Number		Paid-in	Statutory	Retained	Comprehensive	Controlling
	of Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

Balance, March 31, 2011	30,926,880	$30,927	$24,294,437	$1,190,690	$43,505,802	$1,879,286	$5,929,946	$76,831,088

Net income for the period	-	-	-	-	39,080,881		(80,823)	39,000,058
Foreign currency translation adjustment	-	-	-	-	-	2,435,279	90,354	2,525,633
Total comprehensive income							9,531	41,525,691
Share-based payments to independent directors	-	-	14,790	-	-	-	-	14,790
Share-based payments to consultancy services provider	-	-	80,965	-	-	-	-	80,965
Preferred stock converted into common stock	581,065	581	1,479,004	-	-	-	-	1,479,585
Preferred stock dividend	-	-	-	-	(715,577)	-	-	(715,577)
Deconsolidation of Anhui Jucheng							(5,939,477)	(5,939,477)

Balance, September 30, 2011 (Unaudited)	31,507,945	$31,508	$25,869,196	$1,190,690	$81,871,106	$4,314,565	$-	$113,277,065

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 1          DESCRIPTION OF BUSINESS AND ORGANIZATION

Nature of operations

LianDi Clean Technology Inc. (formerly known as Remediation Services Inc.) (“LianDi Clean” or the “Company”), is a holding company and, through its subsidiaries, primarily engages in the distribution of clean technology for refineries (unheading units for the delayed coking process), the distribution of a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. The Company is also engaged in manufacturing and selling industrial chemical products, which is operated through an equity method affiliate of the Company, Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”), who is engaged in the business of developing, manufacturing and selling organic and inorganic chemical products and high polymer fine chemical products, as well as providing chemical professional services.

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

Details of LianDi Clean’s subsidiaries as of September 30, 2011 are as follows:

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 1          DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

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

Hongteng Technology Limited (“Hongteng HK”)	Hong Kong, February 12, 2009	100% (through China LianDi)	Investment holding company

Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Honteng”)	PRC January 12, 2010	100% (through Honteng (HK) )
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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 1          DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

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

On July 5, 2010, Beijing Jianxin acquired a 51% equity interest of Anhui Jucheng. Anhui Jucheng is primarily engaged in developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing.

On December 31, 2010, China LianDi acquired a 100% equity interest in Hongteng Technology Limited together with its wholly-owned subsidiary in the PRC, Beijing Hongteng Weitong Technology Co., Ltd., from Mr. Zuo, CEO of the Company.

On February 26, 2010 and immediately following the Share Exchange, the Company completed a private placement transaction pursuant to a securities purchase agreement with certain investors (collectively, the “Investors”) and sold 787,342 units at a purchase price of $35 per unit, consisting of, in the aggregate, (a) 7,086,078 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of common stock, (b) 787,342 shares of common stock, (c) Series A Warrants to purchase up to 1,968,363 shares of common stock, at an exercise price of $4.50 per share for a three-year period, and (d) Series B Warrants to purchase up to 1,968,363 shares of common stock, at an exercise price of $5.75 per share for a three-year period. The Company also issued to the placement agent in the private placement (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which expire in three years on February 26, 2013. The Company received aggregate gross proceeds of approximately $27.56 million from the private placement.

Pursuant to an investment agreement signed on August 3, 2011, and approved by the shareholders of Anhui Jucheng, six independent third party investors, invested cash in the aggregate of RMB142 million (approximately US$22.23 million) in exchange for a 23.28% interest in the enlarged registered capital.  The total capital injection of RMB142 million was paid up on August 9, 2011, of which RMB7.74 million was credited as registered capital (the enlarged registered capital became RMB33.25 million) and RMB134,260,000 was credited as additional paid-in capital.  The capital injection was approved by the PRC bureau and the new business licence of Anhui Jucheng was issued on August 30, 2011.  As such, effective from August 30, 2011, the Company’s equity interest in Anhui Jucheng decreased from 51% to 39.13%, and the Company ceased to have a controlling financial interest in Anhui Jucheng, but still retains significant influence over Anhui Jucheng.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 1          DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Net assets of Anhui Jucheng as of July 5, 2010 (date of acquisition as a subsidiary of the Company)	Book value	Fair value

Prepaid land use right	$102,831	$1,850,864
Inventories	2,632,798	2,590,922
Property, plant and equipment, net (including buildings)	10,255,673	11,282,723
Cash and cash equivalents	2,325,060	2,325,060
Other current assets	7,036,246	7,038,678
Deferred tax liability	-	(693,771)
Amount due to shareholder	(6,074,352)	(6,074,352)
Other current liabilities	(12,011,494)	(13,226,465)

Net assets	$4,266,762	$5,093,659
Cash injection by Beijing JianXin		6,023,652
		11,117,311
Non-controlling interest’s share of net assets		(5,447,482)

Net assets acquired		$5,669,829
Total purchase consideration		6,023,652

Goodwill		$353,823

Net assets of Anhui Jucheng as of August 30, 2011 (date of deconsolidation as a subsidiary of the Company):	Book value

Prepaid land use rights	$4,044,281
Inventories	5,670,984
Property, plant and equipment, net (including buildings)	15,387,489
Cash and cash equivalents	5,364,481
Other current assets	19,115,229
Deferred tax liability	(666,666)
Amount due to shareholder	(4,052,833)
Capital contributions received in advance from new shareholders (note)	(22,233,704)
Other current liabilities	(10,372,558)

Net assets of Anhui Jucheng as of August 30, 2011	12,256,703
Goodwill (note 15)	371,098
12,627,801

Non-controlling interest’s share of net assets as of August 30, 2011	6,005,784
Fair value of the Company’s retained non-controlling interests in Anhui Jucheng (note 14)	37,373,448
Exchange realignment	(343,610)
43,035,622

Gain on deconsolidation of Anhui Jucheng	$30,407,821

Note:
Capital injection of RMB142 million (approximately US$22.23 million) by the six new independent third party investors were paid to Anhui Jucheng in cash on August 8, 2011. The capital injection was approved by the PRC bureau and the new business license of Anhui Jucheng was issued on August 30, 2011.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 1          DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

On September 27, 2011, two of the Company’s existing stockholders, SJ Asia Pacific Limited ("SJ Asia") and LianDi Energy, and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman and Chief Executive Officer of the Company, consummated the transactions contemplated by the Share Purchase Agreement (the "Share Purchase Agreement") dated as of September 22, 2011 relating to the purchase by SJ Asia from LianDi Energy of 5,400,000 shares of the Company’s common stock in exchange for an aggregate purchase price of $25,920,000 ($4.80 per share). As a result, SJ Asia beneficially owns an aggregate of 18,513,738 shares of the Company’s common stock, which constitutes approximately 59% of the outstanding common shares of the Company as of September 30, 2011. The source of funds used for this investment was the capital increase of SJI, Inc., which is the sole shareholder of SJ Asia. The purpose of the Share Purchase Agreement and the transactions contemplated thereby was for SJ Asia to acquire in excess of 51% of the outstanding common shares of the Company and consolidate the Company's business with that of SJI, Inc., the parent company of SJ Asia. Following the transactions contemplated by the Share Purchase Agreement, Mr. Zuo remains the Chairman and Chief Executive Officer of the Company with the backing of SJ Asia. In addition to the Share Purchase Agreement described above, SJ Asia entered into a lock-up agreement with the Company whereby SJ Asia agreed that it may only sell up to one-twelfth (1/12) of SJ Asia's holdings every month through February 26, 2012.

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The following (a) condensed consolidated balance sheet as of March 31, 2011, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended March 31, 2011.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.  As of September 30, 2011 and March 31, 2011, approximately $21.16 million and $16.2 million of the Company’s cash and cash equivalents were denominated in Chinese Renminbi (“RMB”) and were placed with banks in the PRC.  The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

Accounts and other receivables

Accounts and other receivables are stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts and other receivables on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Leasehold improvements	5 years
Buildings	30 years
Plant and machinery	10 years
Office equipment	2-5 years

Intangible assets

Purchased software and copyrights are initially recorded at cost and amortized on a straight-line basis over the shorter of the contractual terms or estimated useful economic life of 2 to 10 years.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill for the six and three months ended September 30, 2011 and 2010.

Investment in equity method affiliate

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee companies.

Under the equity method of accounting, the Company’s share of the earnings or losses of the equity method affiliate is reflected in the caption “Equity in earnings of equity method affiliate” in the consolidated statements of income and comprehensive income. The amount recorded in income is adjusted to eliminate intercompany gains and losses. The Company’s carrying value (including advance to the investee) in equity method affiliate is reflected in the caption “Investment in and advance to equity method affiliate” in the Company’s consolidated balance sheets. Dividends received from the unconsolidated subsidiaries reduce the carrying amount of the investment.

When the Company’s carrying value in an equity method affiliate is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guarantees obligations of the equity method affiliate or has committed additional funding. When the equity method affiliate subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

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

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the six and three months ended September 30, 2011 and 2010.

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

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred.  During the six and three months ended September 30, 2011 and 2010, advertising and promotion costs were insignificant.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred.  Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $219,503 and $152,247 for the six months ended September 30, 2011 and 2010, and $123,578 and $148,786 for the three months ended September 30, 2011 and 2010, respectively. Typically, the Company does not charge back customers for these costs.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:
	For the three months		For the six months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$36,464,070	$7,257,992	$39,080, 881	$10,671,106
Preferred stock deemed dividend	-	(809,331)	-	(1,951,844)
Preferred stock dividend	(351,641)	(477,698)	(715,577)	(971,597)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS-BASIC	$36,112,429	$5,970,963	$38,365,304	$7,747,665
Preferred stock deemed dividend		809,331	-	_
Preferred stock dividend	351,641	477,698	715,577	_
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS – DILUTED	$36,464,070	$7,257,992	$39,080,881	$7,747,665

Weighted average number of shares:

Basic	31,463,425	29,679,646	31,350,723	29,526,643

Effect of preferred stock	4,981,425	6,765,204	5,094,127	-
Effect of dilutive warrants	-	173,979	-	490,121

Diluted	36,444,850	36,618,829	36,444,850	30,016,764
Earnings per share:
Basic	1.15	0.20	1.22	0.26
Diluted	1.00	0.20	1.07	0.26

The diluted earnings per share calculation for the six and three months ended September 30, 2011 did not include the warrants and options to purchase up to 5,117,740 and 334,000 shares of common stock, respectively, because their effect was anti-dilutive.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commitments and contingencies

The Company follows ASC Subtopic 450-20, Loss Contingencies in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

	September 30, 2011	March 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB 6.3549	US$1=RMB6.5564

	Three months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.4176	US$1=RMB 6.7725

	Six months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.4580	US$1=RMB 6.7974

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency (Continued)

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of September 30, 2011
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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2011 and March 31, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards.  For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

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

NOTE 3          RESTRICTED CASH

Restricted cash as of September 30, 2011 and March 31, 2011 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 19.

NOTE 4          ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET

ACCOUNTS RECEIVABLE

The Company’s accounts receivable at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30,	March 31,
	2011	2011

Accounts receivable	$24,251,126	$12,293,961
Less: Allowance for doubtful debts	-	-

	$24,251,126	$12,293,961

As of September 30, 2011 and March 31, 2011, the balance of accounts receivable included $1,445,914 and $1,257,883, respectively, of amounts billed but not paid by customers under retainage provisions in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized as of September 30, 2011 and March 31, 2011.

NOTES RECEIVABLE

Notes receivable arose from sale of goods and represent commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers.  Notes receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Notes receivable consisted of the following:

	September 30,	March 31,
	2011	2011

Notes receivable	$-	$545,519
Less: Allowance for doubtful debts	-	-

	$-	$545,519

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 5          INVENTORIES

The Company’s inventories at September 30, 2011 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2011	2011

Raw materials	$-	$989,498
Work in process	-	242,100
Finished goods	-	4,187,689
Parts	990,495	532,027
Less: Allowance for stock obsolescence	(30,800)	(30,800)

Total	$959,695	$5,920,514

NOTE 6          PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers as of September 30, 2011 and March 31, 2011 represented deposits or advance payments of $30.49 million and $4.36 million, respectively, for the purchases of equipment for sales to customers, and nil and $5.11 million, respectively, for the purchases of raw materials for the production and sales of chemical products.

NOTE 7          PREPAID EXPENSES AND DEPOSITS

The Company’s prepaid expenses and deposits at September 30, 2011 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2011	2011

Prepaid operating expenses	$664,100	$158,312
Tender deposits	516,215	1,194,221
Rental deposits	54,455	64,017
Advances to staff and unrelated party	96,867	196,186

Total	$1,331,637	$1,612,736

Tender deposits represented deposit payments made to bid for contracts.

NOTE 8          OTHER RECEIVABLES

The Company’s other receivables at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30,	March 31,
	2011	2011

Other receivables from unrelated entities	$1,017,400	$462,352
Less: Allowance for doubtful debts	-	-

	$1,017,400	$462,352

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 9          PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at September 30, 2011 and March 31, 2011 are summarized as follows:
	September 30,	March 31,
	2011	2011

Marketable equity securities	$11,592	$11,592

As of September 30, 2011 and March 31, 2011, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 19).  Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

NOTE 10        PREPAID LAND USE RIGHTS AND DEPOSIT FOR LAND USE RIGHTS

The Company had recorded as prepaid land use rights the lump sum payments paid by Anhui Jucheng to acquire long-term rights to utilize the land underlying its building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amortization expense on prepaid land use rights for the six months ended September 30, 2011 and 2010 was $19,712 and $14,302, respectively.  The amortization expense on prepaid land use rights for the three months ended September 30, 2011 and 2010 was $11,115 and $14,302, respectively.

As of March 31, 2011, the deposit for land use rights of $1,360,503 represented the payment made by Anhui Jucheng to a local authority to acquire 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities.

NOTE 11        PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30,	March 31,
	2011	2011

Leasehold improvements	$328,490	$818,592
Buildings	-	4,805,953
Plant and machinery	-	8,803,075
Office equipment	131,078	351,240

Total cost	459,568	14,778,860
Less: Accumulated depreciation	(199,590)	(3,471,725)

Net	$259,978	$11,307,135

Depreciation expenses in the aggregate for the six months ended September 30, 2011 and 2010 were $594,510 and $368,816, respectively.  Depreciation expenses in the aggregate for the three months ended September 30, 2011 and 2010 were $246,051 and $353,037, respectively.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 12	CONSTRUCTION IN PROGRESS

Construction in progress, amounting to $3,222,716 and $860,738 as of September 30, 2011 and March 31, 2011, respectively, comprised (i) capital expenditures of $3,222,716 and $639,316, respectively, for machinery which were either under installation or undergoing quality inspection and thus not yet put into use as of September 30, 2011 and March 31, 2011; and (ii) capital expenditures for construction of a new factory of Anhui Jucheng of nil and $221,422, respectively, as of September 30, 2011 and March 31, 2011.

NOTE 13       INTANGIBLE ASSETS

The Company’s intangible assets at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30，	March 31，
	2011	2011

Computer software and program	$40,528	$39,359
Software copyright	6,420,243	6,222,927
Less: Accumulated amortization	(1,851,420)	(1,475,111)

Net	$4,609,351	$4,787,175

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

Amortization expenses for the six months ended September 30, 2011 and 2010 were $324,275 and $307,023, respectively. Amortization expenses for the three months ended September 30, 2011 and 2010 were $163,098 and $155,047, respectively.

The estimated amortization expense of software copyright over each of the next five years and thereafter will be $659,075 per annum.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 14        INVESTMENT IN EQUITY METHOD AFFILIATE

As explained in Note 1, since August 30, 2011, the Company owns a 39.13% equity interest in Anhui Jucheng and has the right to appoint two directors out of a total of five to the board of directors. Accordingly, the Company exercises significant influence on Anhui Jucheng and thus Anhi Jucheng is accounted for as an equity method affiliate since August 30, 2011. The Company initially measured (i.e. at August 30, 2011), its retained investment in the common stock of the investee at fair value in the deconsolidation transaction mentioned above in accordance with paragraphs 810-10-40-3A through 40-5.

Investment in equity method affiliate as of September 30, 2011:-

Amount

Company’s share of retained investment in Anhui Jucheng at fair value on August 30, 2011 (note 1)	$37,373,448
Equity in loss of equity method affiliate	(91,541)
Exchange realignment	185,532
Company’s share of retained investment in Anhui Jucheng at September 30, 2011	37,467,439

Amount due from Anhui Jucheng – long term	741,161

Investment in equity method affiliate as of September 30, 2011	38,208,600

The amount due from the affiliate is interest free and the Company will not demand repayment within one year from the respective balance sheet dates and the amount is therefore considered non-current.

Summarized financial information of the investment affiliate:

For the period from August 30, 2011 to September 30, 2011

Revenues	$2,603,496

Net loss	$233,940
Company’s equity interest	39.13%
Equity in loss of equity method affiliate	$(91,541)

At book value of Anhui Jucheng	As of September 30, 2011

Current assets	$25,698,287
Non-current assets	21,782,822
Current liabilities	(14,864,268)
Non-current liabilities	-
Total equity	$32,616,841

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 15       GOODWILL

The Company’s goodwill at September 30, 2011 and March 31, 2011 is summarized as follows:

Amount
Balance as of March 31, 2011	$365,528
Exchange realignment	5,570
Reversal during the period due to the deconsolidation of Anhui Jucheng (note 1)	(371,098)
Balance as of September 30, 2011 (Unaudited)	$-

Goodwill at March 31, 2011 arose from the Company’s acquisition of Anhui Jucheng on July 5, 2010. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Topic 805,”Business Combinations.”

NOTE 16       SHORT TERM BANK LOANS

The Company’s short-term bank loans at September 30, 2011 and March 31, 2011 consisted of the following:

	September 30,	March 31,
	2011	2011

Bank loan granted to Anhui Jucheng by HuiShang Bank Huaibei Suixi Branch, with interest rate of 6.67% per annum, guaranteed by a third party, Bangbu Tongli Automobile Co., Limited, and maturing on March 17, 2012	$-	$1,982,795

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.46% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and repaid on April 18, 2011	-	115,498

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.47% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and repaid on April 26, 2011	-	579,894

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.59% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and maturing on October 31, 2011	1,417,990	-

A revolving line of credit granted by HSBC Bank, with interest rate of 3% p.a. over the HKD prime lending rate, which is 5% p.a. at September 30, 2011 (see Note 19 for details of security terms)	1,733	-

A revolving line of credit granted by Standard Chartered Bank, with interest rate of 1.25% per annum over HIBOR for HKD or 1.25% per annum over LIBOR for USD (see Note 19 for details of security terms)	1,762,680	-

Total	$3,182,403	$2,678,187

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 17       OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at September 30, 2011 and March 31, 2011 are summarized as follows:

	September 30,	March 31,
	2011	2011

Business tax and value added tax payable	$3,019,508	$3,408,190
Accrued operating expenses	81,765	266,507
Advance from customers	3,832,752	4,908,256
Salary payables	91,652	104,290
Other payables	426,887	6,751,333

Total	$7,452,564	$15,438,576

Other payables at March 31, 2011 included advances of $6.03 million from independent third parties for the short term RMB financing needs of Beijing JianXin, primarily for its tender bidding purposes. The advances from these companies were unsecured, interest free and were fully repaid in April 2011.

NOTE 18       DUE TO SHAREHOLDERS AND NON-CONTROLLING INTERESTS

The Company’s due to shareholders and non-controlling interests at September 30, 2011 and March 31, 2011 are summarized as follows:

Due to shareholders	September 30,	March 31,
	2011	2011

Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see Note 1)	$125,988	$666,800
Due to SJ Asia Pacific Limited (shareholder of the Company, see Note 1)	7,528,491	7,379,381

Total	$7,654,479	$8,046,181

The amount due to Mr. Zuo is unsecured, bears interest at 3% per annum and is payable on demand. The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand.

Amount due to non-controlling interests	September 30,	March 31,
	2011	2011

Due to Mr. Fang (Auhui Jucheng non-controlling shareholder)	$-	$4,141,332

Amount due to non-controlling interests was unsecured, interest free and payable on demand.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 19       CREDIT FACILITIES

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

The General Facilities expired in July 2011 and the Company is negotiating with the banks to renew them. Management expects that these facilities will be formally renewed by the end of December 2011.

As of September 30, 2011, there were outstanding contract performance guarantees of $ 2,669,635 issued by the banks on behalf of the Company, of which no guarantees were granted under the General Facilities. There was no other borrowing under the General Facilities as of September 30, 2011.

On August 6, 2009, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $774,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6 million from China LianDi. As of September 30, 2011, there was no borrowing under the Government Sponsored Facility.

NOTE 20       COMMON STOCK, PREFERRED STOCK AND WARRANTS

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

On February 26, 2010 and immediately following the Share Exchange, the Company completed a private placement transaction pursuant to a securities purchase agreement with certain investors (collectively, the “Investors”) and sold 787,342 units at a purchase price of $35 per unit, consisting of, in the aggregate, (a) 7,086,078 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into the same number of shares of common stock, (b) 787,342 shares of common stock, (c) Series A Warrants to purchase up to 1,968,363 shares of common stock, at an exercise price of $4.50 per share for a three-year period, and (d) Series B Warrants to purchase up to 1,968,363 shares of common stock, at an exercise price of $5.75 per share for a three-year period. The Company also issued to the placement agent in the private placement (i) warrants to purchase 787,342 shares of common stock at an exercise price of $3.50, (ii) Series A Warrants to purchase 196,836 shares of common stock, and (iii) Series B Warrants to purchase 196,836 shares of common stock, which expire in three years on February 26, 2013. The Company received aggregate gross proceeds of approximately $27.56 million from the private placement.

During the six months ended September 30, 2011, 581,065 shares of preferred stock were converted into 581,065 shares of common stock.

At September 30, 2011, 31,507,945 shares of common stock were issued and outstanding.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 20       COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

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

At September 30, 2011, 4,936,905 preferred shares were outstanding with an aggregate liquidation preference of $17,997,168.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 20       COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

(b)           Preferred Stock (continued)

The Series A Preferred Stock holder may request redemption of the preferred stock in the event that the Company cannot issue shares of common stock registered for resale under the registration statement. However, according to the registration rights agreement between the Company and the investors (who are also the preferred stock holders), the Company is contractually permitted to prepare, file and cause the registration statement to be declared effective within 180 calendar days after the closing date of the private placement on February 26, 2010. The registration statement was declared effective on August 20, 2010 and remained effective as of September 30, 2011. Therefore, the Company has determined that the Series A Preferred Stock is not currently redeemable. Accordingly, as of September 30, 2011, the Company has not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognized any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

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

Because the fiscal 2011 performance threshold has been met, 1,722,311 shares were released to LianDi Energy, the principal stockholder, on August 24, 2011.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 20       COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to September 30, 2011, using the effective interest method.  Accretion of such preferred stock deemed dividend for the six months ended September 30, 2011 and 2010 was nil and $1,951,844, respectively, and nil and $809,331 for the three months ended September 30, 2011 and 2010, respectively.

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

Warrants issued and outstanding at September 30, 2011 and changes during the six months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, March 31, 2011	5,117,740	$4.88	1.91	5,117,740	$4.88	1.91
Granted / Vested	-			-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2011 (Unaudited)	5,117,740	$4.88	1.41	5,117,740	$4.88	1.41

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 21       SHARE-BASED COMPENSATION

(a)	Options granted to Independent Directors

On August 10, 2010, the Company granted options to three of its independent directors, Mr. Joel Paritz, Mr. Hongjie Chen and Mr. Xiaojun Li, to purchase 24,000, 5,000 and 5,000 shares of the Company’s common stock, respectively, at a strike price of $5.99 per share, in consideration for their services to the Company.

As of September 30, 2010, all options are exercisable.  Unexercised options will expire on August 10, 2015.

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions, and recorded $14,790 and $12,051 as stock-based professional fees during the six months ended September 30, 2011 and 2010, respectively, and $nil and $12,051 during the three months ended September 30, 2011 and 2010, respectively.

	At grant date	At grant date	At grant date	At grant date
Number of options	8,500	8,500	8,500	8,500
Risk-free interest rate	0.63%	0.67%	0.69%	0.72%
Expected life	2.50 years	2.64 years	2.76 years	2.88 years
Volatility	60.09%	59.49%	58.30%	57.63%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Value per option	$2.2187	$2.2538	$2.2630	$2.2869

(a)	Options granted for consultancy services

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

These options will expire December 6, 2014.

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions at approximately $1.42 per option, and recorded $80,965 and nil as stock-based professional fees during the six and three months ended September 30, 2011, respectively.

At grant date
Risk-free interest rate	1.10%
Expected life	4 years
Volatility	51.81%
Dividend yield	0.0%

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 21       SHARE-BASED COMPENSATION (CONTINUED)

Options issued and outstanding at September 30, 2011 and their movements during the six months then ended are as follows:
	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2011	334,000	$3.75	$-	3.76
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2011 (Unaudited)	334,000	$3.75	$-	3.25
Exercisable at September 30, 2011 (Unaudited)	334,000	$3.75	$-	3.25

(1)
The intrinsic value of the stock option at September 30, 2011 is the amount by which the market value of the Company’s common stock of $2.11 as of September 30, 2011 exceeds the exercise price of the option.

NOTE 22       STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Beijing HongTeng, as PRC companies, are required on an annual basis to make appropriations of retained earnings to statutory reserves at a certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”).

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of registered capital, whereas the enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves since March 31, 2010 because the statutory reserves of $1,138,733 at March 31, 2010 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the six and three months ended September 30, 2011 and 2010.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 23	OTHER INCOME – VALUE ADDED TAX REFUND

Beijing JianXin has been recognized by the PRC government as a software enterprise with its own software copyright. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect of its sales of self-developed software products. The Company recognizes the value added tax refund as revenue only when it has been received and there is no condition to the use of the refund received.

NOTE 24	INCOME TAXES

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

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiaries in the PRC will not be distributing earnings to the Company for the years ended March 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at September 30, 2011 and March 31, 2011. Total undistributed earnings of these PRC subsidiaries at September 30, 2011 and March 31, 2011 were RMB599,987,988 ($94,413,443) and RMB345,042,882 ($52,626,881).

 The Company’s income tax expense consisted of:

	For the three months		For the six months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Current – PRC	$(914,281)	$(94,116)	$(1,375,043)	$(94,116)
Deferred	19,148	9,470	33,175	9,470

	$(895,133)	$(84,646)	$(1,341,868)	$(84,646)

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 24	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Pre-tax income	$37,324,612	$7,467,068	$40,433,467	$10,880,182
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	13,063,614	2,613,474	14,151,713	3,808,064
Rate differential for domestic earnings	(3,777,238)	(722,576)	(4,089,010)	(1,082,565)
Impact of tax holiday of Beijing JianXin	(889,344)	(1,887,322)	(1,305,115)	(2,772,308)
Impact of deconsolidation of Auhui Jucheng	(7,601,955)	-	(7,601,955)	-
Loss not recognized as deferred tax asset	56,988	-	125,847	-
Non-deductible expenses and non-taxable income	43,068	81,070	60,388	131,455

Income tax expense	$895,133	$84,646	$1,341,868	$84,646

The Company’s deferred income tax assets at September 30, 2011 and March 31, 2011 were as follows:

	September 30,	March 31,
	2011	2011

Tax effect of net operating losses carried forward	$677,042	$551,194
Less: Valuation allowance	(677,042)	(551,194)
Net deferred tax assets	$-	$-

The net operating losses carried forward of the U.S. entity, LianDi Clean Technology Inc., were $1,934,405 and $1,574,841 at September 30, 2011 and March 31, 2011, respectively, which will expire in years through 2030. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized as the Company’s U.S. operations will not generate sufficient future earnings to which the operating losses relate.

The Company’s deferred income tax liabilities at September 30, 2011 and March 31, 2011 were as follows:

	September 30,	March 31,
	2011	2011

Tax effect of acquisition revaluation	$675,258	$693,771
Reversal during the period	(33,175)	(40,508)
Reversal during the period due to the deconsolidation of Anhui Jucheng (note 1)	(666,666)	-
Exchange realignment	24,583	21,995
Net deferred tax liabilities – non-current portion	$-	$675,258

Deferred tax liabilities arose on the revaluation of Anhui Jucheng’s properties, plant and equipment and land use right upon the acquisition of Anhui Jucheng on July 5, 2010.

As of September 30, 2011 and March 31, 2011, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 24	INCOME TAXES (CONTINUED)

As of September 30, 2011 and March 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six and three months ended September 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of September 30, 2011 and March 31, 2011.

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

NOTE 25	CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of September 30, 2011 and March 31, 2011, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•
As of September 30, 2011, two customers individually accounted for 71% and 26% of the accounts receivables of the Company, respectively. As of March 31, 2011, two customers individually accounted for 76% and 10% of the accounts receivables of the Company, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2011 or March 31, 2011.

•
During the six months ended September 30, 2011, two customers individually accounted for 42% and 30% of the Company’s net revenue, respectively.  During the six months ended September 30, 2010, three customers individually accounted for 30%, 28%, and 10% of the Company’s net revenue, respectively.  Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the six months ended September 30, 2011 or 2010.

•
During the three months ended September 30, 2011, two customers individually accounted for 59% and 24% of the Company’s net revenue, respectively.  During the three months ended September 30, 2010, three customers individually accounted for 32%, 32% and 12% of the Company’s net revenue, respectively.  Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the three months ended September 30, 2011 or 2010.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 25	CERTAIN RISKS AND CONCENTRATION (CONTINUED)

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

•
During the six months ended September 30, 2011, two suppliers altogether accounted for 39% of the Company’s costs of revenue (27% and 12% individually). During the six months ended September 30, 2010, three suppliers altogether accounted for 70% of the Company’s costs of revenue (34%, 23% and 13% individually).

•
During the three months ended September 30, 2011, two suppliers altogether accounted for 63% of the Company’s costs of revenue (43% and 20% individually). During the three months ended September 30, 2010, three suppliers altogether accounted for 70% of the Company’s costs of revenue (39%, 16% and 15% individually).

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

NOTE 26	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company entered into operating lease agreements for the rental of offices and equipment purchase agreements. The Company was obligated under operating leases and purchase agreements requiring minimum amounts as of September 30, 2011 as follows:

		Purchase of
	Office rental	equipment
Payable within fiscal year ending March 31,
- 2012	$158,209	$3,139,491
- 2013	262,462	-
- 2014	14,820	-
- Thereafter	-	-

Total minimum payments	$435,491	$3,139,491

During the six months ended September 30, 2011 and 2010, rental expenses under operating leases amounted to $180,930 and $246,149, respectively.

During the three months ended September 30, 2011 and 2010, rental expenses under operating leases amounted to $70,539 and $37,806, respectively.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 27	SEGMENT DATA

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

NOTE 27	SEGMENT DATA (CONTINUED)

	For the three months ended September 30,		For the six months ended September 30,
	2011	2010	2011	2010
Revenues:
Petroleum and petrochemical equipment and related services	$24,080,693	$34,816,760	$33,636,591	$43,974,794
Chemical products	4,869,602	8,490,510	12,026,140	8,490,510
Total	$28,950,295	$43,307,270	$45,662,731	$52,465,304

Depreciation:
Petroleum and petrochemical equipment and related services	$25,492	$10,155	$50,118	$25,934
Chemical products	220,559	342,882	544,392	342,882
Total	$246,051	$353,037	$594,510	$368,816

Intangible assets amortization
Petroleum and petrochemical equipment and related services	$163,098	$155,047	$324,275	$307,023
Chemical products	11,115	14,302	19,712	14,302
Total	$174,213	$169,349	$343,987	$321,325

Interest expense:
Petroleum and petrochemical equipment and related services	$90,807	$61,714	$205,199	$142,041
Chemical products	22,948	48,556	54,494	48,556
Total	$113,755	$110,270	$259,693	$190,597

Net income (loss):
Petroleum and petrochemical equipment and related services	$6,350,355	$7,338,648	$9,116,746	$10,932,763
Chemical products	30,150,407	253,939	30,242,876	253,939
Other (a)	(162,824)	(210,165)	(359,564)	(391,166)
	$36,337,938	$7,382,422	$39,000,058	$10,795,536

Expenditures for identifiable long-lived tangible assets
Petroleum and petrochemical equipment and related services	$1,164,805	$-	$2,096,148	$61,281
Chemical products	2,393,030	39,041	2,892,174	39,041
Total	$3,557,835	$39,041	$4,988,322	$100,322

			September 30, 2011	March 31, 2011
Total assets
Petroleum and petrochemical equipment and related services			$94,401,204	$78,775,083
Chemical products			38,208,600	27,229,880
Corporate unallocated			16,871,464	22,233,543
Total			$149,481,268	$128,238,506

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.

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

Our company then became a holding company and, through our subsidiaries, is primarily engaged in distributing clean technology for refineries (unheading units for the delayed coking process), distributing a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. We also expect to launch our oil sludge cleaning solution in 2012, which will be operated through our subsidiary, Beijing Hongteng Weitong Technology Co., Ltd.

Details of our company’s subsidiaries as of September 30, 2011 were as follows:

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

Hongteng Technology Limited (“Hongteng HK”)	Hong Kong,February 12, 2009	100% (through China LianDi)	Investment holding company

Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Hongteng”)	PRC January 12, 2010	100% (through Hongteng HK)	Delivering and leasing oil sludge cleaning equipment, providing oil tank sludge cleaning service, and providing Hazard and Operability Analysis (“HAZOP”) technical consultancy services

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

On September 27, 2011, two of our existing stockholders, SJ Asia Pacific Limited ("SJ Asia") and China LianDi Energy Resources Engineering Technology Ltd. ("LianDi Energy"), and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman and Chief Executive Officer of our company, consummated the transactions contemplated by the Share Purchase Agreement (the "Share Purchase Agreement") dated as of September 22, 2011 relating to the purchase by SJ Asia from LianDi Energy of 5,400,000 shares of our common stock in exchange for an aggregate purchase price of $25,920,000 ($4.80 per share). As a result, SJ Asia beneficially owns an aggregate of 18,513,738 shares of our common stock, which constitutes approximately 59% of the outstanding common shares of our company as of September 30, 2011. The source of funds used for this investment was the capital increase of SJI, Inc., which is the sole shareholder of SJ Asia. The purpose of the Share Purchase Agreement and the transactions contemplated thereby was for SJ Asia to acquire in excess of 51% of the outstanding common shares of our company and consolidate our company's business with that of SJI, Inc., the parent company of SJ Asia. Following the transactions contemplated by the Share Purchase Agreement, Mr. Zuo remains the Chairman and Chief Executive Officer of our company with the backing of SJ Asia. In addition to the Share Purchase Agreement described above, SJ Asia entered into a joinder agreement to a lock-up agreement with our company whereby SJ Asia agreed that it may only sell up to one-twelfth (1/12) of SJ Asia's holdings every month through February 26, 2012.

We are also engaged in manufacturing and selling industrial chemical products, which is operated through our equity method affiliate company, Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”), who is engaged in the business of developing, manufacturing and selling organic and inorganic chemical products and high polymer fine chemical products, and providing chemical professional services.

Anhui Jucheng was founded on January 28, 2005 and was wholly owned by a third party individual. On July 5, 2010, Beijing JianXin, our wholly-owned subsidiary, injected capital of RMB40.8 million (approximately US$6,023,652) into Anhui Jucheng in the form of cash and as a result, we indirectly became an owner of a 51% equity interest in Anhui Jucheng.

In August 2011, the shareholders of Anhui Jucheng, Beijing Jianxin and Mr. Hui Fang (the 49% noncontrolling interest of Anhui Jucheng), together with six independent third party investors, entered into an investment agreement, in accordance with which the six independent third party investors invested cash in the aggregate of RMB142 million (approximately $22.23 million) in Anhui Jucheng, and as a result, obtained a 23.28% equity interest in the enlarged registered capital. Upon consummating this transaction, the equity interest holding percentages of Beijing Jianxin and Mr. Hui Fang decreased from 51% to 39.13% and from 49% to 37.59%, respectively. At the same time, the paid-in capital of Anhui Jucheng increased from RMB 25.51 million to RMB 33.25 million. On August 30, 2011, this transaction was approved and registered by the State Administration for Industry and Commence (“SAIC”) of Suixi County, Huaibei City, Anhui Province, the PRC, where Anhui Jucheng’s registered office is located. On the same date, we ceased to have a controlling financial interest in Anhui Jucheng, but still retained an investment in and significant influence over Anhui Jucheng. Anhui Jucheng then became an equity method affiliate company of us.

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

Basis of preparation and consolidation and use of estimates

Our interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The condensed consolidated balance sheet as of March 31, 2011 was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed financial statements should be read in conjunction with our consolidated financial statements and accompanying footnotes for the year ended March 31, 2011.

Our condensed interim consolidated financial statements include the financial statements of our company and our subsidiaries. All significant inter-company transactions and balances between our company and our subsidiaries have been eliminated upon consolidation.

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in conformity with US GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Refer to note 2 to the unaudited consolidated financial statements contained herein for a detail discussion of our critical accounting polices. The following discusses our most significant accounting policies and estimates.

●	Investment in equity method affiliate company

The equity method affiliate company that is not consolidated, but over which we exercise significant influence, is accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not we exercise significant influence with respect to an equity method affiliate depends on an evaluation of several factors including, among others, representation on the equity method affiliate’ s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the equity method affiliate.

Under the equity method of accounting, our share of the earnings or losses of the equity method affiliate is reflected in the caption “Equity in earnings of equity method affiliate” in the consolidated statements of income and comprehensive income. The amount recorded in income is adjusted to eliminate intercompany gains and losses. Our carrying value (including advance to) in the equity method affiliate is reflected in the caption “Investment in and advance to equity method affiliate” in our consolidated balance sheets. Dividends received from the unconsolidated subsidiary reduce the carrying amount of the investment.

When our carrying value in an equity method affiliate is reduced to zero, no further losses are recorded in our consolidated financial statements unless we guarantee obligations of the equity method affiliate or have committed additional funding. When the equity method affiliate subsequently reports income, we will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the six and three months ended September 30, 2011 and 2010.

●	Income taxes

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

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. We assess potentially unfavorable outcomes of such examinations based on the criteria of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

	As of September 30, 2011	As of March 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.3549	US$1=RMB6.5564

	Six months ended September 30, 2011	Six months ended September 30, 2010
Items in statements of income and cash flows	US$1=RMB6.4580	US$1=RMB6.7974

	Three months ended September 30, 2011	Three months ended September 30, 2010
Items in statements of income and cash flows	US$1=RMB6.4176	US$1=RMB6.7725

A.  Results of Operations for the Three and Six Months Ended September 30, 2011 and 2010

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US$.

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010

NET REVENUE
Sales and installation of equipment	$18,349,157	$33,682,153	$22,389,066	$40,031,287
Sales of software	3,622,740	-	8,892,617	2,805,799
Services	2,108,796	1,134,607	2,354,908	1,137,708
Sales of chemical products	4,869,602	8,490,510	12,026,140	8,490,510
	28,950,295	43,307,270	45,662,731	52,465,304
Cost of revenue
Cost of equipment sold	(15,209,608)	(26,303,920)	(18,569,457)	(31,335,336)
Amortization of intangibles	(158,990)	(150,631)	(315,887)	(300,115)
Cost of software	-	-	(1,670,046)	-
Cost of sales of chemical products	(4,720,684)	(7,797,118)	(11,156,356)	(7,797,118)
	(20,089,282)	(34,251,669)	(31,711,746)	(39,432,569)
Gross profit	8,861,013	9,055,601	13,950,985	13,032,735

Operating expenses:
Selling	(471,272)	(429,879)	(1,065,159)	(570,821)
General and administrative	(702,697)	(1,248,683)	(1,545,616)	(1,795,056)
Research and development	(114,125)	(69,543)	(222,199)	(128,853)
Total operating expenses	(1,288,094)	(1,748,105)	(2,832,974)	(2,494,730)

Income from operations	7,572,919	7,307,496	11,118,011	10,538,005

Other income (expenses), net
Interest income	13,854	33,733	22,353	59,747
Interest and bank charges	(219,810)	(114,702)	(365,748)	(260,333)
Exchange gains (losses), net	(501,031)	(57,170)	(867,206)	(126,938)
Value added tax refund	-	1,428		370,611
Gain on deconsolidation of a subsidiary	30,407,821	-	30,407,821	-
Other	50,859	296,283	118,236	299,090
Total other income (expenses), net	29,751,693	159,572	29,315,456	342,177

Income before income tax	37,324,612	7,467,068	40,433,467	10,880,182
Income tax expense	(895,133)	(84,646)	(1,341,868)	(84,646)
Income before equity in earnings of equity method affiliate	36,429,479	7,382,422	39,091,599	10,795,536
Equity in earnings of equity method affiliate	(91,541)	-	(91,541)	-
NET INCOME	36,337,938	7,382,422	39,000,058	10,795,536
Losses (income) attributable to noncontrolling interest	126,132	(124,430)	80,823	(124,430)
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN STOCKHOLDERS	36,464,070	7,257,992	39,080,881	10,671,106
Preferred stock deemed dividend	-	(809,331)	-	(1,951,844)
Preferred stock dividend	(351,641)	(477,698)	(715,577)	(971,597)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	36,112,429	5,970,963	38,365,304	7,747,665

EARNINGS PER SHARE:
Basic	$1.15	$0.20	$1.22	$0.26
Diluted	$1.00	$0.20	$1.07	$0.26

Weighted average number of shares outstanding:
Basic	31,463,425	29,679,646	31,350,723	29,526,643
Diluted	36,444,850	36,618,829	36,444,850	30,016,764

Non-GAAP Measures

To supplement the unaudited condensed consolidated statement of income and comprehensive income presented in accordance with the Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of income before income tax, net income, net income available to common stockholders and the basic and diluted earnings per share for the three and six months ended September 30, 2011 and 2010, which are adjusted from results based on GAAP to exclude the non-cash gain recorded, which related to the gain on deconsolidation of Anhui Jucheng for the six and three months ended September 30, 2011, and the non-cash charge recorded, which related to the fair value of the escrow share allocated to the Series A preferred stock, treated as a deemed dividend, and a deduction of net income available to common stockholders for the six and three months ended September 30, 2010. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presents reconciliation of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended September 30, 2011: (All amounts in US dollar)

	Three months ended September 30, 2011		Six months ended September 30, 2011
	(US $)	(US $)	(US $)	(US $)
	GAAP	NON GAAP	GAAP	NON GAAP

Income from operations	7,572,919	7,572,919	11,118,011	11,118,011
Total other income (expenses), net	29,751,693	(656,128)	29,315,456	(1,092,365)
Income before income tax	37,324,612	6,916,791	40,433,467	10,025,646
Income tax expense	(895,133)	(895,133)	(1,341,868)	(1,341,868)
Equity in earnings of equity method affiliate	(91,541)	(91,541)	(91,541)	(91,541)
NET INCOME	36,337,938	5,930,117	39,000,058	8,592,237
Losses (income) attributable to noncontrolling interest	126,132	126,132	80,823	80,823
Net income attributable to LianDi Clean stockholders	36,464,070	6,056,249	39,080,881	8,673,060
Preferred stock dividend	(351,641)	(351,641)	(715,577)	(715,577)
Net income attributable to common stockholders-Basic	36,112,429	5,704,608	38,365,304	7,957,483
Preferred stock dividend	351,641	351,641	715,577	715,577
Net income attributable to common stockholders-Diluted	36,464,070	6,056,249	39,080,881	8,673,060

Earnings per share
Earnings per common share
Basic	$1.15	$0.18	$1.22	$0.25
Diluted	$1.00	$0.17	$1.07	$0.24

Weighted average number of common shares outstanding:
Basic	31,463,425	31,463,425	31,350,723	31,350,723
Diluted	36,444,850	36,444,850	36,444,850	36,444,850

The following table presents reconciliation of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended September 30, 2010: (All amounts in US dollar)

	Three months ended September 30, 2010			Six months ended September 30, 2010
	(US $)	(US $)		(US $)	(US $)
	GAAP	NON GAAP		GAAP	NON GAAP

Net income attributable to LianDi Clean stockholders	7,257,992	7,257,992		10,671,106	10,671,106
Preferred stock deemed dividend	(809,331)	-		(1,951,844)	-
Preferred stock dividend	(477,698)	(477,698)		(971,597)	(971,597)
Net income attributable to common stockholders-Basic	5,970,963	6,780,294		7,747,665	9,699,509
Preferred stock deemed dividend	809,331	-		-	-
Preferred stock dividend	477,698	477,698		-	971,597
Net income attributable to common stockholders-Diluted	7,257,992	7,257,992		7,747,665	10,671,106

Earnings per share
Earnings per common share
Basic	$0.20	$0.23		$0.26	$0.33
Diluted	$0.20	$0.20		$0.26	$0.29

Weighted average number of common shares outstanding:
Basic	29,679,646	29,679,646		29,526,643	29,526,643
Diluted	36,618,829 (1)	36,618,829	(1)	30,016,764 (2)	36,934,971	(3)

(1)
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

(3)
For the six months ended September 30, 2010, the effect of the potential dilutive convertible preferred stock was included, because the effect is dilutive regardless of the recognition of the deemed dividend under NON-GAAP measures.

Net Revenue:

Net revenue represents our gross revenue net of taxes and the related surcharges, as well as discounts and returns. There were no material discounts and returns for the six and three months ended September 30, 2011 and 2010.

The following tables set forth the analysis of our net revenue:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
	US$ M	US$ M	US$ M	US$ M
Sales and installation of equipment	18.35	33.68	22.39	40.03
Sales of software	3.62	-	8.89	2.81
Technical services	2.11	1.14	2.35	1.14
Sales of chemical products	4.87	8.49	12.03	8.49
	28.95	43.31	45.66	52.47

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

For the six months ended September 30, 2011, our total net revenue decreased to US$45.66 million from US$52.47 million for the same period of 2010. Without regard to the US$12.03 million and US$8.49 million of net revenue generated from sales of chemical products, which were operated by Anhui Jucheng, and are discussed separately below, our total net revenue decreased to US$33.63 million for the six months ended September 30, 2011 from US$43.98 million for the same period of 2010.

For the three months ended September 30, 2011, our total net revenue decreased to US$28.95 million from US$43.31 million for the same period of 2010. Without regard to the US$4.87 million and US$8.49 million of net revenue generated from sales of chemical products which were operated by Anhui Jucheng, and are discussed separately below, our total revenue decreased to US$24.08 million for the three months ended September 30, 2011 as compared to US$34.82 million for the same period of 2010.

The decrease in the total net revenue for the six and three months ended September 30, 2011 was mainly due to the decrease in the net revenue generated from sales and installation of equipment projects, which resulted from the decrease in the average contract amount of the projects completed during the periods as compared to the same periods of last year.

For the six months ended September 30, 2011, we achieved approximately US$22.39 million of equipment sales and installation revenue, as compared to US$40.03 million for the same period of 2010. We completed thirty-nine projects related to sales and installation of equipment for the six months ended September 30, 2011, as compared to twenty-six projects for the same period of 2010. During the six months ended September 30, 2011, one of these completed projects had a contract value greater than US$6 million, one had a contract value greater than US$3 million, one had a contract value greater than US$2 million, two had a contract value greater than US$1 million and five had a contract value close to US$1 million. For the same period of 2010, one of these completed projects had a contract value greater than US$3 million, ten had a contract value greater than US$2 million and six had contract values of more than US$1 million.

For the three months ended September 30, 2011, we achieved approximately US$18.35 million of equipment sales and installation revenue, as compared to US$33.68 million for the same period of 2010. We completed twenty-five projects related to sales and installation of equipment for the three months ended September 30, 2011, as compared to nineteen projects for the same period of 2010.

For the six months ended September 30, 2011 and 2010, we sold 65 sets and 32 sets of our data processing software and provided the related implementation services, and achieved approximately US$6.60 million and US$2.81 million of software revenue, respectively. In addition we also achieved approximately US$2.29 million from software sales and technical consultancy services, which was related to a purchased software use right and the related training and application program. For the three months ended September 30, 2011, we sold 35 sets of our data processing software and provided the related implementation services, and achieved approximately US$3.62 million of software revenue. No software revenue was achieved for the three months ended September 30, 2010.

For the six months ended September 30, 2011 and 2010, we achieved approximately US$2.35 million and US$1.14 million of technical consultancy services revenue, respectively. For the three months ended September 30, 2011 and 2010, we achieved approximately US$2.11 million and US$1.14 million of technical consultancy services revenue, respectively. For the six and three months ended September 30, 2011, our technical consultancy services revenue achieved were the Hazard and Operability Analysis (“HAZOP”) consultancy services revenue.

As of September 30, 2011 and 2010, we had 37 and 30 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$50.95 million and US$56 million, respectively. In addition, we have signed 3 new contracts with total amounts of approximately US$11.63 million after September 30, 2011. We have served the Chinese petroleum and petrochemical industries since 2004 through our operating subsidiaries. We worked for approximately one year to establish relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and to become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed asset investments within these industries, we successfully increased the scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal years 2010 and 2011 with solid backlog contacts. Recently, we successfully developed our relationship with several new suppliers, such as ABB, Sandvik, MAC-Clyde, GE and Finder Pompes S.A.S. to distribute their products to the large Chinese petroleum and petrochemical companies, which expanded our ability to bid for a broader range of products and services while meeting more of our customers’ needs.

Our equity method affiliate company, Anhui Jucheng, is primarily engaged in manufacturing and selling the industrial chemical product, Polyacrylamide. Polyacrylaminde is mainly used in the following areas: (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) auxiliary for the papermaking industry; and (4) flocculant for river water treatments. On July 5, 2010, we acquired a 51% equity interest of Anhui Jucheng and Anhui Jucheng became our majority-owned subsidiary. On August 30, 2011, our equity ownership of Anhui Jucheng decreased from 51% to 39.13% as a result of a total investment of RMB142 million (approximately $22.23 million) contributed by six independent Chinese Equity Funds, who in the aggregate obtained a 23.28% equity interest of Anhui Jucheng. We then ceased to have a controlling interest in Anhui Jucheng. Therefore, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng sold approximately 5,156 tons of Polyacrylamide products and achieved approximately US$12.03 million of net revenue. For the period from July 1, 2011 through August 30, 2011, Anhui Jucheng sold approximately 2,059 tons of Polyacrylamide products and achieved approximately US$4.87 million of net revenue. For the period from July 5, 2010 through September 30, 2010, Anhui Jucheng sold approximately 4,203 tons of Polyacrylamide products and achieved approximately US$8.49 million of net revenue.

Cost of sales:

Cost of sales consists of the equipment purchase cost recognized in-line with the related contract revenue, the amortization amount of our software copyright, and the purchase cost of software use right and software training courses related to the software sales and technical services contract we signed with our customer. Other direct installation and testing costs related to the software sales and direct cost of performing separate technical services were insignificant based on our historical experience as compared to the related revenue amount. Therefore, in our normal course of business, we do not consider it necessary to separate these direct costs from our total operating expenses. .

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. Cost of sales of Anhui Jucheng represented the manufacturing cost of the chemical product, Polyacrylamide, sold in each reporting period, which mainly consists of raw material cost (mainly acrylonitrile, acrylic acid and acrylamide solution), salary cost of our manufacturing department and other manufacturing overhead such as electricity, water, depreciation and other manufacturing supplies.

For the six months ended September 30, 2011, our total cost of sales decreased to US$31.71 million from US$39.43 million for the same period of 2010. Without regard to the cost of sales of US$11.15 million and US$7.80 million incurred by Anhui Jucheng for the six months ended September 30, 2011 and 2010, respectively, our total cost of sales decreased to US$20.56 million for the six months ended September 30, 2011 as compared to US$31.64 million for the same period of 2010.

For the three months ended September 30, 2011, our total cost of sales decreased to US$20.09 million from US$34.25 million for the same period of 2010. Without regard to the cost of sales of US$4.72 million and US$7.80 million incurred by Anhui Jucheng for the three months ended September 30, 2011, our total cost of sales decreased to US$15.37 million for the three months ended September 30, 2011 as compared to US$26.45 million for the same period of 2010.

The decrease of the cost of sales for the six and three months ended September 30, 2011 was mainly due to the decrease of the cost associated with the equipment sales and installation contracts and was consistent with the decrease of our net revenue as compared to the same period of 2010.

Gross margin:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
	US$ M	US$ M	US$ M	US$ M
Equipment sales and installation, software sales and technical services
Net revenue	24.08	34.82	33.64	43.97
Cost of sales	15.37	26.45	20.56	31.64
Gross margin	8.71	8.37	13.08	12.33
Overall gross margin (%)	36.2%	24.0%	38.9%	28.0%

Without regard to the gross profit generated by Anhui Jucheng, which is discussed separately below, for the six months ended September 30, 2011, our gross profit increased to US$13.08 million as compared to US$12.33 million for the same period of 2010. For the three months ended September 30, 2011, our gross profit increased to US$8.71 million as compared to US$8.37 million for the same period of 2010. The level of our overall gross margin was mainly affected by (1) the relative percentage of our separate software sales and technical consultancy services volume for each reporting period, which contributed a much higher gross margin as compared to that of the equipment sales and installation contracts; and (2) the overall average gross margin of our equipment sales and installation projects completed for each reporting period, which normally constituted the majority of our total revenue amount, especially on an annual basis.

Our overall gross margins were 38.9% and 36.2% for the six and three months ended September 30, 2011 as compared to 28.0% and 24.0% for the same periods of 2010. The increase of our overall gross margins for the six and three months ended September 30, 2011 was mainly due to the increase of the relative percentages of our separate software and technical consultancy services revenue achieved over the total revenue recognized for these periods as compared to the same periods of 2010.

For the six and three months ended September 30, 2011, the gross margin for our equipment sales and installation contacts was both 17% as compared to 22% for the same periods of 2010, which was considered normal and stable based on our historical experiences, as compared with the overall average gross margins of our equipment sales and installation projects for fiscal year 2011 and 2010, which was 19% and 18%, respectively.

The relative percentage of our separate software sales and technical consultancy services volume over the total net revenue we achieved (excluding the sales of Anhui Jucheng) were 33% and 9% for the six months ended September 30, 2011 and 2010, respectively, and the overall gross margin for our separate software sales and technical services were 82% and 92%, respectively. For the three months ended September 30, 2011 and 2010, the percentage of our separate software sales and technical consultancy services volume over the total net revenue we achieved (excluding the sales of Anhui Jucheng) were 24% and 3%, respectively, and the overall gross margin for our separate software sales and technical services were 97% and 87%, respectively. For the data processing software revenue, the gross profit is normally between 85%-95%, depending on the volume of software packages sold during each reporting period. As for the purchased software use right and the related technical consultancy services project, which was approximately US$2.29 million recognized in the first quarter of our fiscal 2012 (approximately 20% of the total software sales and technical consultancy services revenue for the six months ended September 30, 2011), the overall margin of this project was about 27%, which is the main reason for the decrease of the overall software sales and technical consultancy services gross profit margin for the six months ended September 30, 2011 as compared to the same period of 2010.

 We believe that our overall gross margin is typically between 20%-30% on equipment sales and installation, software sales and technical services on a fiscal year basis, based on our existing business models. As discussed above, on a quarterly basis, our overall gross margin might not be stable and comparable to each other, which was mainly because of the different percentage of the software and technical services revenue and the equipment sales and installation revenue recognized in each quarter (reporting period), which contribute a very different gross margin as compared with each other. As of September 30, 2011, we do not have any material uncompleted equipment sales and installation contracts signed with gross margin significantly below our average gross margin, which was 15%-20%. Therefore, we believe that these existing uncompleted contracts will not have an adverse impact on our future gross margin. We will continue to monitor and review our sales contracts to determine if there will be any adverse impact on our gross margin in future reporting periods.

	July 1, - August 30, 2011	July 5, - September 30, 2010	April 1, – August 30, 2011	July 5, - September 30, 2010
	2011	2010	2011	2010
	US$ M	US$ M	US$ M	US$ M
Sale of chemical products
Net revenue	4.87	8.49	12.03	8.49
Cost of sales	4.72	7.80	11.16	7.80
Gross margin	0.15	0.69	0.87	0.69
Overall gross margin (%)	3%	8%	7%	8%

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng achieved a 7% gross margin. Starting from the second half of calendar year 2011, the raw material cost for the production of polyacrylamide started to drop significantly as compared with a year ago, therefore, Anhui Jucheng’s customers started to purchase this chemical product from suppliers with a lower selling price and weakened the competitive advantage of Anhui Jucheng. Therefore, Anhui Jucheng had to decrease their selling price accordingly to reduce its inventories and prevent further losses. Therefore, the gross margin of Anhui Jucheng decreased significantly to 3% for the period from July 1, 2011 through August 30, 2011.

With the RMB142 million of cash investment contributed by the six independent third party investors, Anhui Jucheng is now in the progress of expanding its production facilities, which is expected to be completed in early 2012. According to management’s expectation, Anhui Jucheng’s total production capacities will be increased to 60,000 metric tons per annum from its current production capacities of 18,000 metric tons per annum. Meanwhile, management is also making efforts to sell Anhui Jucheng’s products to end users directly in the future, instead of selling through distributors. If this can be achieved, we believe Anhui Jucheng’s gross margin will improve to approximately 15%-20%.

Operating expense

Our operating expenses include: selling expenses, general and administrative expenses and research and development expenses.

The following tables set forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	For the three months ended September 30,				For the six months ended September 30,
	2011		2010		2011		2010
	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	24.08	100%	34.82	100%	33.64	100%	43.97	100%
– Selling expenses	0.24	1.0%	0.12	0.3%	0.51	1.5%	0.26	0.6%
– G&A expenses	0.48	2.0%	0.96	2.8%	1.05	3.1%	1.51	3.4%
– R&D expenses	0.11	0.5%	0.07	0.2%	0.17	0.5%	0.13	0.3%
Total operating expenses	0.83	3.5%	1.15	3.3%	1.73	5.1%	1.90	4.3%

The following tables set forth the analysis of the operating expenses of Anhui Jucheng:

	July 1, - August 30, 2011		July 5, - September 30, 2010		April 1, – August 30, 2011		July 5, - September 30, 2010
	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	4.87	100%	8.49	100%	12.03	100%	8.49	100%
– Selling expenses	0.23	4.7%	0.31	3.7%	0.55	4.6%	0.31	3.7%
– G&A expenses	0.23	4.7%	0.29	3.4%	0.50	4.2%	0.29	3.4%
– R&D expenses	-	-	-	-	0.05	0.4%	-	-
Total operating expenses	0.46	9.4%	0.60	7.1%	1.10	9.2%	0.60	7.1%

1.	Equipment sales and installation, software sales and technical services

Selling expenses:

Our selling expenses increased to US$0.51 million for the six months ended September 30, 2011 from US$0.26 million for the same period of 2010. For the three months ended September 30, 2011, our selling expenses increased to US$0.24 million from US$0.12 million for the same period of 2010. Our selling expenses mainly include freight, marketing research and development expenses, salary expenses and traveling expenses of our sales department.

For the six months ended September 30, 2011: (1) salary expenses and other staff related benefits increased by approximately US$0.09 million, which was mainly due to the inclusion of Beijing Hongteng, the newly acquired subsidiary from January 2011; (2) traveling expenses, entertainment expenses, communication expenses and other general office expenses of our sales department also increased by approximately US$0.08 million for the same reason; (3) freight increased by approximately US$0.02 million; and (4) marketing research and development expenses increased by approximately US$0.06 million as compared to the same period of 2010, as we participated in more research project and contract bidding activities as compared with the same period of 2010.

The increase of the selling expenses for the three months ended September 30, 2011 as compared with the same period of 2010 was mainly due to the inclusion of the selling expense incurred by the newly acquired subsidiary of Beijing Hongteng from January 2011.

According to our past experiences, we believe that the percentage of our total selling expenses compared to the total net revenue recognized for the corresponding period for each reporting period is immaterial (normally less than 3%-5% of the total net revenue) and may not be stable and comparable on a quarterly basis, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including but not limited to attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in consideration of the pre-market activities that may not generate revenue. In accordance with the principles set by GAAP, our expenses for the “pre-contract” stage were expensed and recorded in earnings when they occurred. Therefore, the amount of “pre-contract” expenses directly related to the marketing activities and number of contracts we participated in during each reporting period, but not to the corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses decreased to US$1.05 million for the six months ended September 30, 2011 from US$1.51 million for the same period of 2010. For the three months ended September 30, 2011, our general and administrative expenses decreased to US$0.48 million from US$0.96 million for the same period of 2010. Our general and administrative expenses mainly include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including but not limited to legal, audits, financial consultancy and investor relations). We expect that our general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs in connection with the expansion of our business.

For the six months ended September 30, 2011, (1) rental expenses decreased by approximately US$0.06 million mainly due to the decrease of office space leased for our HK subsidiaries from September 2010; (2) salary expenses and the related staff welfare increased by approximately US$0.06 million mainly due to the inclusion of Beijing Hongteng, our newly acquired subsidiary from January 2011; (3) general office administration expenses decreased by approximately US$0.07 million mainly due to the decease of general office expenses of our HK subsidiaries, because we engaged a third party service provider to help us handle the contract settlement transactions with the commercial banks in HK. However, for the six months ended September 30, 2011, we handled most of these transactions with our HK banks without any assistance from third parties; (4) bank handling charges related to the contract settlement transaction also decreased by approximately US$0.16 million, due to the decrease of our equipment sales and installation contracts for the six months ended September 30, 2011 as compared with the same period of 2010; and (5) professional services charges and share based compensation expenses decreased by approximately US$0.23 million, as we gradually trained our own staff to handle more duties in relation to these matters and decreased the related out-sourced professional service charges as compared with the same period of last year. For the three months ended September 30, 2011, the reasons for the decrease of our general and administrative expenses as compared with the same period of 2010 were similar to those as discussed above for the six months ended September 30, 2011.

Research and development expenses:

Research and development expenses represent the salary expenses and other related expenses of our research and development department. Our research and development expenses increased to US$0.17 million for the six months ended September 30, 2011 from US$0.13 million for the same period of 2010. For the three months ended September 30, 2011, our research and development expenses increased to US$0.11 million from US$0.07 million for the same period of 2010. The increase of our research and development expenses was mainly due to the increase of such expenses of Beijing Hongteng, our newly acquired subsidiary from January 2011. We expect our research and development expenses to increase in the future as we plan to hire additional R&D personnel to strengthen the functionality of our current software products, develop additional competitive industrial software products and provide more software related technical consultancy services.

2.	Sale of chemical products

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

Selling expenses:

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.55 million of selling expenses, which mainly consisted of (1) freight expenses of approximately US$0.16 million; (2) product packing material costs and other supplies of approximately US$0.11 million; (3) salary and bonus for the sales department of approximately US$0.17 million; and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.11 million.

For the period from July 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.23 million of selling expenses, which mainly consisted of (1) freight expenses of approximately US$0.07 million; (2) product packing material costs and other supplies of approximately US$0.03 million; (3) salary and bonus for the sales department of approximately US$0.07 million; and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.06 million.

For the period from July 5, 2010 through September 30, 2010, Anhui Jucheng incurred approximately US$0.31 million of selling expenses, which mainly consist of (1) freight expense of approximately US$0.12 million; (2) salary expense of sales department of approximately US$0.07 million; (3) products packing material cost of approximately US$0.07 million; and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.05 million.

General and administrative expenses:

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.50 million of general and administrative expenses, which mainly consisted of (1) salary and welfare of management and administrative staff of approximately US$0.12 million; (2) traveling and entertainment expenses of approximately US$0.06 million; (3) insurance and other taxes of approximately US$0.07 million; (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.20 million; and (5) bad debts provision of approximately US$0.05 million.

For the period from July 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.23 million of general and administrative expenses, which mainly consisted of (1) salary and welfare of management and administrative staff of approximately US$0.04 million; (2) traveling and entertainment expenses of approximately US$0.02 million; (3) insurance and other taxes of approximately US$0.03 million; (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.09 million; and (5) bad debts provision of approximately US$0.05 million.

For the period from July 5, 2010 through September 30, 2010, Anhui Jucheng incurred approximately US$0.29 million of general and administrative expenses, which mainly consist of (1) salary and welfare of management and administrative staff of approximately US$0.13 million; (2) traveling expenses of approximately US$0.05 million; (3) insurance and other taxes of approximately US$0.03 million; and (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.08 million.

Research and development expenses:

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.05 million of research and development expenses, which was related to a product technical update project conducted by Anhui Jucheng during the period. No research and development expenses were incurred by Anhui Jucheng for the period from July 1, 2011 through August 30, 2011.

Operating profits

As a result of the foregoing, for the six months ended September 30, 2011, our operating profit increased to US$11.12 million, of which approximately US$11.35 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.23 million operating loss for the six months ended September 30, 2011, as compared to US$10.54 million of operating profits we achieved for the six months ended September 30, 2010, of which US$10.44 million was generated from our equipment sales and installation, software sales and technical services and US$0.1 million was generated from our sales of chemical products.

For the three months ended September 30, 2011, our operating profit increased to US$7.57 million, of which approximately US$7.89 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.32 million operating loss for the three months ended September 30, 2011, as compared to US$7.31 million of operating profits we achieved for the three months ended September 30, 2010, of which US$7.21 million was generated from our equipment sales and installation, software sales and technical services and US$0.1 million was generated from our sales of chemical products.

Other income and expenses

Our other income and expenses mainly include interest income, interest expenses and bank charges for credit facilities, exchange gains or losses, value added tax refund, gain on deconsolidation of subsidiary, other income and expenses. As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

Interest income, interest expenses, bank charges and exchange gains or losses:

●	Interest income represents the interest income we earned from cash deposits we kept in the commercial banks.

●
Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholders (annual interest rate of 3% to 5%), the short-term working capital bank loans borrowed by Anhui Jucheng, short-term bank loans borrowed for the exportation of the oil sludge cleaning equipment and the bank overdraft charges. For the six months ended September 30, 2011, we incurred approximately US$0.12 million in interest expenses for the shareholder loans, approximately US$0.07 million in interest expenses for the short-term bank loans, of which approximately US$0.05 million was for the working capital loans borrowed by Anhui Jucheng and approximately US$0.02 million for the short-term bank loan borrowed for importation of the oil sludge cleaning equipment. We also incurred approximately US$0.07 million of bank overdraft charges. For the six months ended September 30, 2011, we also incurred approximately US$0.11 million in bank charges for the credit facilities granted by our banks for the importation of equipment for our equipment sales and installation contracts.

●
Exchange loss incurred for the six and three months ended September 30, 2011 and 2010 were mainly due to the devaluation of the US dollar against Renminbi, Japanese Yen and Euro. Exchange loss increased for the six and three months ended September 30, 2011 mainly due to the continual devaluation of the US dollar against Renminbi recently.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect to sales of software products. We pay 17% value added tax for our software sales and the tax authorities will refund us 14% of the value added tax that we paid normally within about 1-2 months. This refund is regarded as subsidy income granted by the PRC government and we recognize the value added tax refund as other income only when it has been received. There is no condition to the use of the refund received. We received approximately US$nil and US$0.37 million of value added tax refund for the six months ended September 30, 2011 and 2010, respectively.

Gain on deconsolidation of a subsidiary:

The deconsolidation of Anhui Jucheng occurred on August 30, 2011 was accounted for in accordance with ASC Topic 810 “Consolidation”. We recognized a non-cash gain of approximately US$30.41 million upon deconsolidation of Anhui Jucheng in our consolidated statements of income and comprehensive income with a corresponding increase to the carrying value of the investment in Anhui Jucheng in our consolidated balance sheet. This deconsolidation gain represents the excess of the fair value of our retained equity interest in Anhui Jucheng, which is 39.13% over its carrying value as of the date of deconsolidation.

Other:

For the periods from April 1, 2011 and July 1, 2011 through August 30, 2011, Anhui Jucheng achieved approximately US$0.12 million and US$0.05 million of other income from selling of scrap raw materials and other supplies. For the period from July 5, 2010 through September 30, 2010, Anhui Jucheng received approximately US$0.28 million subsidy income and awards from its provincial and regional governments for its technology contribution and development in the polyacrylamide production field and achieved approximately US$0.01 million other income from selling of scrap raw materials and other supplies.

Income before income tax

As a result of the foregoing, for the six months ended September 30, 2011, our income before income tax increased to US$40.43 million. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the six months ended September 30, 2011, our income before income tax decreased to US$10.02 million, of which approximately US$10.16 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.14 million loss before income tax for the six months ended September 30, 2011, as compared to US$10.88 million of income before income tax for the six months ended September 30, 2010, US$10.54 million of which was generated from our equipment sales and installation, software sales and technical services, and US$0.34 million was generated from our sale of chemical products.

For the three months ended September 30, 2011, our income before income tax increased to US$37.32 million. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the three months ended September 30, 2011, our income before income tax decreased to US$6.91 million, of which approximately US$7.17 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.26 million loss before income tax for the three months ended September 30, 2011, as compared to US$7.47 million of income before income tax for the three months ended September 30, 2010, US$7.13 million of which was generated from our equipment sales and installation, software sales and technical services, and US$0.34 million was generated from our sale of chemical products.

Income tax expenses

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, our Hong Kong subsidiaries are generally subject to Hong Kong profits tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the six and three months ended September 30, 2011 and 2010, respectively.

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

Beijing Hongteng is subject to 25% income tax for the six and three months ended September 30, 2011.

No provision for other overseas taxes is made as neither we nor China LianDi have any taxable income in the U.S. or the British Virgin Islands.

The new income tax law in China imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the new income tax law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing earnings to us for the years ended March 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at September 30, 2011 and March 31, 2011. Total undistributed earnings of these PRC subsidiaries at September 30, 2011 and March 31, 2011 were RMB599,987,988 ($94,413,443) and RMB345,042,882 ($52,626,881), respectively.

Income tax expenses increased for the six and three months ended September 30, 2011, which was mainly due to the expiration of the EIT exemption period of Beijing JianXin. From January 1, 2011, Beijing JianXin is subject to 12.5% EIT until December 31, 2013.

Equity in earnings of equity method affiliate

Upon deconsolidation of Anhui Jucheng, which occurred on August 30, 2011, we ceased to have a controlling financial interest in Anhui Jucheng and Anhui Jucheng became an equity method affiliate company of us. Therefore, in accordance with ASC Topic 323 “Equity Method and Joint Ventures”, for the three months ended September 30, 2011, we recognized our pro-rata share of losses incurred by Anhui Jucheng for the period from August 31, 2011 through September 30, 2011, which was approximately US$0.09 million in our consolidated statement of income and comprehensive income, with a corresponding decrease to the carrying value of the long-term investment in Anhui Jucheng in our consolidated balance sheet.

Net income

As a result of the foregoing, for the six months ended September 30, 2011, our net income increased to US$39.00 million. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the six months ended September 30, 2011, our net income decreased to US$8.59 million, of which approximately US$8.75 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.16 million net loss for the six months ended September 30, 2011, as compared to US$10.80 million of net income for the six months ended September 30, 2010, US$10.55 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.25 million was generated from our sale of chemical products.

For the three months ended September 30, 2011, our net income increased to US$36.34 million. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the three months ended September 30, 2011, our net income decreased to US$5.93 million, of which approximately US$6.18 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.25 million net loss for the three months ended September 30, 2011, as compared to US$7.38 million of net income for the three months ended September 30, 2010, US$7.13 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.25 million was generated from our sale of chemical products.

Income attributable to non-controlling interests

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. During the period that Anhui Jucheng’s results of operations was consolidated by us, net income or loss generated from Anhui Jucheng was allocated to the non-controlling shareholder of Anhui Jucheng based on his respective percentage of the ownership in the entity , which was 49%, during that period. Therefore, for the period from April 1, 2011 and July 1, 2011 through August 30, 2011, approximately US$0.08 million and US$0.13 million of Anhui Jucheng’s net loss incurred was attributable to the 49% noncontrolling interest shareholder of Anhui Jucheng, respectively. For the period from July 1, 2010 through September 30, 2010, approximately US$0.12 million of Anhui Jucheng’s net income was attributable to the 49% noncontrolling interest shareholder of Anhui Jucheng.

Net income available to LianDi Clean stockholders

Net income minus income attributable to noncontrolling interests is net income available to LianDi Clean stockholders. For the six months ended September 30, 2011 and 2010, net income available to LianDI Clean stockholders was US$39.08 million and US$10.67 million, respectively. For the three months ended September 30, 2011 and 2010, net income available to LianDi Clean stockholders was US$36.46 million and US$7.26 million, respectively. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the six and three months ended September 30, 2011, the net income available to LianDi Clean stockholders was approximately US$8.67 million and US$6.05 million, respectively.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method. Accretion of such preferred stock deemed dividend for the six and three months ended September 30, 2010 was approximately US$1.95 million and US$0.81 million, respectively, which was recorded as a deduction to the net income available to common stockholders of LianDi Clean for the six and three months ended September 30, 2010. No further accretion was required after March 31, 2011.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock, which was US$3.50 per share, and the actual number of days each share was outstanding within the reporting period. Total preferred stock dividend accrued was approximately US$0.72 million and US$0.97 million for the six months ended September 31, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, total preferred stock dividend accrued was approximately US$0.35 million and US$0.48 million, respectively.

Net income available to common stockholders of LianDi Clean

Net income available to LianDi Clean stockholders minus preferred stock deemed dividend and preferred stock cash dividend is net income available to common stockholders of LianDi Clean. For the six months ended September 30, 2011 and 2010, net income available to common stockholders of LianDi Clean was approximately US$38.37 million and US$7.75 million, respectively. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the six months ended September 30, 2011, and the US$1.95 million preferred stock deemed dividend recognized for the six months ended September 30, 2010, our net income available to common stockholders of LianDi Clean was US$7.96 million and US$9.70 million, respectively. For the three months ended September 30, 2011 and 2010, net income available to common stockholders of LianDi Clean was approximately US$36.11 million and US$5.97 million, respectively. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the three months ended September 30, 2011, and the US$0.81 million preferred stock deemed dividend recognized for the three months ended September 30, 2010, our net income available to common stockholders of LianDi Clean was US$5.70 million and US$6.78 million, respectively.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents. As of September 30, 2011, we had cash and cash equivalents of approximately US$41.27 million.

Our liquidity needs include: net cash used in operating activities, which mainly consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our majority owned subsidiary, Anhui Jucheng, to purchase raw materials for the manufacturing of chemical products, before Anhui Jucheng was deconsolidated; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of chemical products, before Anhui Jucheng was deconsolidated; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities mainly consists of the investments in computers and other office equipment, investment in purchasing of the oil sludge cleaning equipment and upgrading and enhancing the existing manufacturing facilities for our majority owned subsidiary, Anhui Jucheng, before Anhui Jucheng was deconsolidated. For the six months ended September 30, 2011 and 2010, we primarily financed our liquidity needs through our existing cash.

The following table provides detailed information about our net cash flow for the periods indicated:

	Six months ended September 30,
	2011	2010
	(Amount in thousands of US dollar)

Net cash (used in) provided by operating activities	(38,781)	862
Net cash used in investing activities	(12,467)	(3,985)
Net cash provided by (used in) financing actives	17,787	(4,368)
Effect of foreign currency exchange rate changes	1,487	708
Net decrease in cash and cash equivalents	(31,974)	(6,783)

Net cash used in/provided by operating activities:

For the six months ended September 30, 2011, net cash used in operating activities of US$38.78 million was primarily attributable to:

(1)
net income of US$9.69 million (excluding an approximately US$1.00 million of non-cash expenses of depreciation, amortization, deferred taxes, equity of loss in equity method affiliate and share-based compensation expenses, and an approximately US$30.41 million non-cash gain recognized for deconsolidation of Anhui Jucheng);

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:-

-	accounts payable increased by approximately US$3.22 million; and

-	income tax payable increased by approximately US$1.32 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:-

-	accounts receivable and notes receivable balance increased by approximately US$16.15 million;

-
we spent approximately US$31.11 million as prepayments to our equipment suppliers for the uncompleted contracts and to our raw material suppliers for purchasing of raw materials of chemical products and at the same time, inventory balances increased by approximately US$0.60 million; and

-	tender deposits and other prepaid expenses increased by approximately US$5.06 million, all of which represent a cash outflow of the period.

For the six months ended September 30, 2010, net cash provided by operating activities of US$0.86 million was primarily attributable to:

(1)	net income of approximately US$11.50 million (excluding an approximately US$0.70 million of non-cash expenses of depreciation and amortization);

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as increase in deferred revenue and accruals balance by approximately US$1.22 million;

(3)	offset by the use from operations from changes in operating assets and liabilities such as:-

-	accounts receivable and notes receivable balance increased by approximately US$0.84 million;

-
we spent approximately US$9.27 million in prepayments, which was mainly paid to our equipment suppliers for the uncompleted projects of our equipment sales and installation contracts, and to our raw material suppliers for purchasing raw materials of chemical products offset by a decrease of inventory balance of approximately US$0.30 million;

-	tender deposits and other prepaid expenses increased by approximately US$1.02 million; and

-	we also spent approximately US$1.03 million to settle other operating liabilities during the period, all of which represent a cash outflow of the period.

Net cash used in investing activities:

For the six months ended September 30, 2011, our net cash used in investing activities mainly consisted of the following transactions: (1) we spent approximately US$2.07 million for purchasing the oil sludge cleaning equipment and approximately US$0.02 million for purchasing other general office equipment; (2) Anhui Jucheng spent approximately US$2.89 million to purchase equipment for upgrading of its current manufacturing facilities, and spent approximately US$2.11 million as a deposit for land use rights; ; and (3) the cash outflow effect of deconsolidation of Anhui Jucheng was approximately US$5.36 million, which represented the cash and cash equivalents balance of Anhui Jucheng on the date of deconsolidation. In aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$12.47 million for the six months ended September 30, 2011.

For the six months ended September 30, 2010, our net cash used in investing activities included three noteworthy transactions. Firstly, we had an approximately US$2.33 million net cash inflow in connection with the Anhui Jucheng acquisition incurred on July 5, 2010, representing Anhui Jucheng’s cash and cash equivalents upon acquisition by us. We injected capital of RMB40.8 million (approximately US$6 million) into Anhui Jucheng in the form of cash in exchange for its 51% equity interest. Anhui Jucheng then became a subsidiary of us and thus the capital contribution has no impact on our consolidated cash flows. Secondly, during the six months ended September 30, 2010, our newly acquired subsidiary, Anhui Jucheng spent approximately US$0.10 million cash to purchase the equipment for the upgrading of its current manufacturing facilities and incurred approximately US$0.96 million as a deposit for land use rights to further upgrade its manufacturing facilities. Third, during the six months ended September 30, 2010, we lent approximately US$5.25 million to other third party entities. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$3.98 million for the six months ended September 30, 2010.

Net cash provided by/used in financing activities:

Our net cash used in or provided by financing activities included the following transactions: (1) the loans we borrowed from or repaid to our shareholders and noncontrolling shareholder of our majority owned subsidiary, Anhui Jucheng, before Anhui Jucheng was deconsolidated; (2) cash used for the payment of the cash dividends to our convertible preferred stockholders; (3) the decrease or increase of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities; (4) short-term loans and revolving lines of credit we borrowed from or repaid to commercial banks; and (5) temporary loans we borrowed from or repaid to other third parties.

For the six months ended September 30, 2011, (1) we paid approximately US$0.41 million cash for the dividends on our convertible preferred stock; (2) as of September 30, 2011, the restricted cash balance decreased by approximately US$0.32 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2011, which was recorded as a cash inflow from our financing activities; (3) we repaid approximately US$0.15 million to the noncontrolling shareholder of Anhui Jucheng and approximately US$0.57 million of the shareholder’s loan to Mr. Zuo, President and CEO of our company; (4) we borrowed approximately US$3.20 million short-term bank loans for the importation of the oil sludge cleaning equipment and revolving lines of credit and repaid approximately US$0.70 million of the short-term bank loans we borrowed previously; (5) we also repaid approximately US$6.13 million of third party loans we borrowed temporarily in the last quarter of fiscal 2011 for our short RMB financing needs for the tender bidding purposes; and (6) capital contributions received in advance from new shareholders of Anhui Jucheng of US$22.23 million. Capital injection of RMB142 million (approximately US$22.23 million) by the six new independent third party investors were paid to Anhui Jucheng in cash on August 8, 2011. The capital injection was approved by the PRC bureau and the new business license of Anhui Jucheng was issued on August 30, 2011, and Anhui Jucheng was deconsolidated from our financial statements since August 30, 2011. In aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$17.79 million for the six months ended September 30, 2011.

For the six months ended September 30, 2010, (1) we paid approximately US$0.58 million cash for the dividend of convertible preferred stock; (2) as of September 30, 2010, the restricted cash balance increased by approximately US$5.29 million as collateral for issuance of letters of credit to our suppliers as compared to that of March 31, 2010, which was recorded as a cash outflow of our financing activities; (3) Mr. Zuo temporarily deposited approximately US$2.17 million into our bank account, which temporarily increased the amount due to him; and (4) we also repaid approximately US$0.67 million to the noncontrolling shareholder of Anhui Jucheng. In aggregate, this resulted in a net cash outflow from financing activities of approximately US$4.37 million for the six months ended September 30, 2010.

As of September 30, 2011, we still owe our Japanese shareholder approximately US$7.53 million. Based on the loan agreements we signed with our Japanese shareholder, these outstanding loans bear interest at 3%-5% per annum. Any delayed repayment of these loans without the prior consent from our Japanese shareholder is subject to a 1% penalty. Although we did not receive any commitment from our Japanese shareholder not to demand repayment of the loan, we believe that, along with the rapid growth of our revenue, our financial position has improved to the point which allows us to repay our shareholders’ loan using money earned from operations on demand without having any significant adverse impact on our financial position and operations.

Credit Facilities:

The General Facilities discussed in our quarterly report for the quarter ended June 30, 2011 expired in July 2011 and we are negotiating with the banks to renew the facilities. Management expects that these facilities will be formally renewed by the end of calendar year 2011.

C.  Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of September 30, 2011.

D.  Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011:

	Purchase of equipment	Office rental	Total
	US$	US$	US$

Six months ending March, 31, 2012	3,139,491	158,209	3,297,700
Fiscal year ending March 31,
-2013	-	262,462	262,462
-2014	-	14,820	14,820
Thereafter	-	-	-
Total payments	3,139,491	435,491	3,574,982

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits.

(b)   Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIANDICLEAN TECHNOLOGY INC.

Date: November 18, 2011	By:	/s/ Jianzhong Zuo
Jianzhong Zuo, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 18, 2011	By:	/s/ Yong Zhao
Yong Zhao, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files