Form 10-Q/A
period 2011-09-30
LianDi Clean Technology Inc.
filed 2012-02-21
CIK 1353386

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on November 18, 2011 with the Securities and Exchange Commission.  We are amending and restating our financial statements to include the deferred income tax expense and the corresponding deferred tax liability for the gain on deconsolidation of a subsidiary recognized for the three and six months ended September 30, 2011. We have performed a thorough reassessment of the transaction with reference to the guidance provided in ASC Topic 740, “Income Tax”. This reassessment has led to our conclusion that deferred tax expenses and deferred tax liability need to be provided for the deconsolidation gain recognized as it is a taxable gain under PRC income tax law upon disposal of the remaining interests in the former subsidiary, although it will not result in any current income tax liability. We have also revised the disclosure under Part I, Item 4 regarding Controls and Procedures.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by our chief executive officer and chief financial officer. Except as specifically referenced herein, this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 does not reflect any event occurring subsequent to November 18, 2011, the filing date of the original report. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the Securities and Exchange Commission.

PART I.            FINANCIAL INFORMATION

Item 1.        Financial Statements

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	September 30,	March 31,
	2011	2011
	(As restated)
ASSETS
Current Assets
Cash and cash equivalents	$41,269,170	$73,242,735
Restricted cash	3,849,353	4,122,085
Notes receivable	-	545,519
Accounts receivable, net of $nil allowance	24,251,126	12,293,961
Inventories	959,695	5,920,514
Prepayments to suppliers	30,490,650	9,469,765
Prepaid expenses and deposits	1,331,637	1,612,736
Other receivables, net of $nil allowance	1,017,400	462,352
Pledged trading securities	11,592	11,592
Prepaid land use right – current portion	-	47,902

Total current assets	103,180,623	107,729,161

Other Assets
Property and equipment, net	259,978	11,307,135
Intangible assets, net	4,609,351	4,787,175
Investment in and advance to equity method affiliate	38,208,600	-
Prepaid land use right – non-current portion	-	1,828,266
Deposit for land use rights	-	1,360,503
Construction in progress	3,222,716	860,738
Goodwill	-	365,528

Total assets	$149,481,268	$128,238,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$3,182,403	$2,678,187
Accounts payable	1,355,616	4,049,470
Deferred revenue	1,457,160	1,257,883
Other payables and accrued expenses	7,452,564	15,438,576
Provision for income tax	1,794,873	635,142
Due to shareholders	7,654,479	8,046,181
Due to non-controlling interests	-	4,141,332
Preferred stock dividend payable	718,000	416,696

Total current liabilities	23,615,095	36,663,467

Deferred tax liability	7,725,288	675,258

Total liabilities	31,340,383	37,338,725

Commitments and Contingencies (Note 26)

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	September 30,	March 31,
	2011	2011
	(As restated)
8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 4,936,905 and 5,517,970 shares issued and outstanding, respectively; aggregate liquidation preference amount: $17,997,168 and $19,729,591, including accrued but unpaid dividend of $718,000 and $416,696 at September 30, 2011 and March 31, 2011, respectively)	12,589,108	14,068,693

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 31,507,945 and 30,926,880 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively)	31,508	30,927
Additional paid-in capital	25,869,196	24,294,437
Statutory reserves	1,190,690	1,190,690
Retained earnings	74,269,151	43,505,802
Accumulated other comprehensive income	4,191,232	1,879,286

Total LianDi Clean stockholders’ equity	105,551,777	70,901,142

Non-controlling interests	-	5,929,946

Total equity	105,551,777	76,831,088

Total liabilities and stockholders’ equity	$149,481,268	$128,238,506

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	(As restated)		(As restated)
NET REVENUE:
Sales and installation of equipment	$18,349,157	$33,682,153	$22,389,066	$40,031,287
Sales of software	3,622,740	-	8,892,617	2,805,799
Services	2,108,796	1,134,607	2,354,908	1,137,708
Sales of industrial chemicals	4,869,602	8,490,510	12,026,140	8,490,510
	28,950,295	43,307,270	45,662,731	52,465,304
Cost of revenue:
Cost of equipment sold	(15,209,608)	(26,303,920)	(18,569,457)	(31,335,336)
Amortization of intangibles	(158,990)	(150,631)	(315,887)	(300,115)
Cost of software	-	-	(1,670,046)	-
Cost of industrial chemicals	(4,720,684)	(7,797,118)	(11,156,356)	(7,797,118)
	(20,089,282)	(34,251,669)	(31,711,746)	(39,432,569)

Gross profit	8,861,013	9,055,601	13,950,985	13,032,735

Operating expenses:
Selling expenses	(471,272)	(429,879)	(1,065,159)	(570,821)
General and administrative expenses	(702,697)	(1,248,683)	(1,545,616)	(1,795,056)
Research and development cost	(114,125)	(69,543)	(222,199)	(128,853)
Total operating expenses	(1,288,094)	(1,748,105)	(2,832,974)	(2,494,730)

Income from operations	7,572,919	7,307,496	11,118,011	10,538,005

Other income (expenses), net
Interest income	13,854	33,733	22,353	59,747
Interest and bank charges	(219,810)	(114,702)	(365,748)	(260,333)
Exchange gains (losses), net	(501,031)	(57,170)	(867,206)	(126,938)
Value added tax refund	-	1,428	-	370,611
Gain on deconsolidation of subsidiary	30,407,821	-	30,407,821	-
Other	50,859	296,283	118,236	299,090
Total other income (expenses), net	29,751,693	159,572	29,315,456	342,177

Income before income tax	37,324,612	7,467,068	40,433,467	10,880,182
Income tax expense	(8,497,088)	(84,646)	(8,943,823)	(84,646)
Income before equity in earnings of equity method affiliate	28,827,524	7,382,422	31,489,644	10,795,536
Equity in earnings of equity method affiliate	(91,541)	-	(91,541)	-
NET INCOME	28,735,983	7,382,422	31,398,103	10,795,536
Losses (Income) attributable to noncontrolling interests	126,132	(124,430)	80,823	(124,430)

Net income attributable to LianDi Clean stockholders	28,862,115	7,257,992	31,478,926	10,671,106
Preferred stock deemed dividend	-	(809,331)	-	(1,951,844)
Preferred stock dividend	(351,641)	(477,698)	(715,577)	(971,597)

Net income available to common stockholders	$28,510,474	$5,970,963	$30,763,349	$7,747,665

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	(As restated)		(As restated)
Net income attributable to LianDi Clean stockholders	$28,862,115	$7,257,992	$31,478,926	$10,671,106

Other comprehensive income attributable to LianDi Clean stockholders:
Foreign currency translation adjustment	1,556,078	558,906	2,311,946	713,795

Comprehensive income attributable to LianDi Clean Stockholders	30,418,193	7,816,898	33,790,872	11,384,901

Comprehensive income attributable to non-controlling interests	(113,688)	184,912	9,531	184,912

TOTAL COMPREHENSIVE INCOME	$30,304,505	$8,001,810	$33,800,403	$11,569,813

Earnings per share attributable to LianDi Clean stockholders
Basic	$0.91	$0.20	$0.98	$0.26
Diluted	$0.79	$0.20	$0.86	$0.26

Weighted average number of shares outstanding
Basic	31,463,425	29,679,646	31,350,723	29,526,643
Diluted	36,444,850	36,618,829	36,444,850	30,016,764

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	For the Six Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated)
Net income	$31,398,103	$10,795,536
Adjustments for:
Depreciation of property and equipment	594,510	368,816
Amortization of intangible assets	343,987	321,325
Loss on disposal of fixed assets	2,308	-
Deferred tax liability	7,568,781	-
Equity in earnings of equity method affiliate	91,541	-
Gain on deconsolidation of subsidiary	(30,407,821)	-
Share-based compensation costs	95,755	12,051
Decrease (increase) in assets:
Accounts receivable	(15,989,553)	(709,176)
Notes receivable	(161,382)	(127,067)
Inventories	(604,633)	301,866
Prepayments to suppliers	(31,110,541)	(9,269,517)
Deferred costs, prepaid expenses and other current assets	(5,057,984)	(1,018,594)
Increase (decrease) in liabilities:
Accounts payable	3,222,118	(1,034,364)
Deferred revenue and accruals	(86,338)	1,220,755
Income tax payable	1,320,484	-
Net cash (used in) generated from operating activities	(38,780,665)	861,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(560,692)	(100,322)
Payment for construction in progress	(4,427,630)	-
Cash outflow due to deconsolidation of Anhui Jucheng (note 1)	(5,364,481)	-
Acquisition of subsidiary, net of cash and cash equivalents acquired	-	2,325,060
Payment of deposit for land use rights	(2,114,587)	(963,604)
Advance to other entities	-	(5,245,995)
Net cash used in investing activities	(12,467,390)	(3,984,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	315,498	(5,291,511)
Repayment of short term bank loans	(695,392)	-
New bank loans	3,200,629	-
Capital contributions received in advance from new shareholders of Anhui Jucheng (note 1)	22,233,704	-
Repayment to non-controlling interests	(151,600)	(665,797)
Repayment from (Advance to) shareholders	(569,888)	2,166,611
Repayment to other entities	(6,131,459)	-
Payment of preferred stock dividend	(414,273)	(577,176)
Net cash generated from (used in) financing activities	17,787,219	(4,367,873)

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	For the Six Months Ended September 30,
	2011	2010
	(As restated)
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

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other	Non-
	Number		Paid-in	Statutory	Retained	Comprehensive	Controlling
	of Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total
					(As restated)	(As restated)		(As restated)
Balance, March 31, 2011	30,926,880	$30,927	$24,294,437	$1,190,690	$43,505,802	$1,879,286	$5,929,946	$76,831,088

Net income for the period	-	-	-	-	31,478,926		(80,823)	31,398,103
Foreign currency translation adjustment	-	-	-	-	-	2,311,946	90,354	2,402,300
Total comprehensive income							9,531	33,800,403
Share-based payments to independent directors	-	-	14,790	-	-	-	-	14,790
Share-based payments to consultancy services provider	-	-	80,965	-	-	-	-	80,965
Preferred stock converted into common stock	581,065	581	1,479,004	-	-	-	-	1,479,585
Preferred stock dividend	-	-	-	-	(715,577)	-	-	(715,577)
Deconsolidation of Anhui Jucheng							(5,939,477)	(5,939,477)

Balance, September 30, 2011 (Unaudited)	31,507,945	$31,508	$25,869,196	$1,190,690	$74,269,151	$4,191,232	$-	$105,551,777

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
F-11

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

Multiple-deliverable arrangements

The Company derives revenue from fixed-price sale contracts with customers that may provide for the Company to deliver equipment with varied performance specifications specific to each customer and provide the technical services for installation, integration and testing of the equipment. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

·	The delivered item(s) has value to the customer on a stand-alone basis;
·	There is objective and reliable evidence of the fair value of the undelivered item(s); and
·	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the six months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(As restated)		(As restated)
NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$28,862,115	$7,257,992	$31,478,926	$10,671,106
Preferred stock deemed dividend	-	(809,331)	-	(1,951,844)
Preferred stock dividend	(351,641)	(477,698)	(715,577)	(971,597)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS-BASIC	$28,510,474	$5,970,963	$30,763,349	$7,747,665
Preferred stock deemed dividend		809,331	-	_
Preferred stock dividend	351,641	477,698	715,577	_
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS – DILUTED	$28,862,115	$7,257,992	$31,478,926	$7,747,665

Weighted average number of shares:

Basic	31,463,425	29,679,646	31,350,723	29,526,643

Effect of preferred stock	4,981,425	6,765,204	5,094,127	-
Effect of dilutive warrants	-	173,979	-	490,121

Diluted	36,444,850	36,618,829	36,444,850	30,016,764
Earnings per share:
Basic	$0.91	$0.20	$0.98	$0.26
Diluted	$0.79	$0.20	$0.86	$0.26

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

 The Company’s income tax expense consisted of:

	For the three months		For the six months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(As restated)		(As restated)
Current – PRC	$(914,281)	$(94,116)	$(1,375,043)	$(94,116)
Deferred	(7,582,807)	9,470	(7,568,780)	9,470

	$(8,497,088)	$(84,646)	$(8,943,823)	$(84,646)
F-35

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 24	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(As restated)		(As restated)
Pre-tax income	$37,324,612	$7,467,068	$40,433,467	$10,880,182
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	13,063,614	2,613,474	14,151,713	3,808,064
Rate differential for domestic earnings	(3,777,238)	(722,576)	(4,089,010)	(1,082,565)
Impact of tax holiday of Beijing JianXin	(889,344)	(1,887,322)	(1,305,115)	(2,772,308)
Loss not recognized as deferred tax asset	56,988	-	125,847	-
Non-deductible expenses and non-taxable income	43,068	81,070	60,388	131,455

Income tax expense	$8,497,088	$84,646	$8,943,823	$84,646

The Company’s deferred income tax assets at September 30, 2011 and March 31, 2011 were as follows:

	September 30,	March 31,
	2011	2011

Tax effect of net operating losses carried forward	$677,042	$551,194
Less: Valuation allowance	(677,042)	(551,194)
Net deferred tax assets	$-	$-

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

The Company’s deferred income tax liabilities at September 30, 2011 and March 31, 2011 were as follows:

	September 30,	March 31,
	2011	2011
	(As restated)
Tax effect of acquisition revaluation(1)	$675,258	$693,771
Reversal during the period	(33,175)	(40,508)
Reversal during the period due to the deconsolidation of Anhui Jucheng (note 1)	(666,666)	-
Tax effect of gain on deconsolidation of Anhui Jucheng (note 1)(2)	7,601,955	-
Exchange realignment	147,916	21,995
Net deferred tax liabilities – non-current portion	$7,725,288	$675,258

(1) Deferred tax liabilities arose on the revaluation of Anhui Jucheng’s properties, plant and equipment and land use right upon the acquisition of Anhui Jucheng on July 5, 2010.

(2) Deferred tax liability arose on the gain on deconsolidation of subsidiary upon deconsolidation of Anhui Jucheng on August 30, 2011, which was calculated based on the approximate $30.41 million deconsolidation gain and an income tax rate of 25%, the enacted tax rate that will be in effect in the period in which the differences are expected to reverse.

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

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

·	As of September 30, 2011, two customers individually accounted for 71% and 26% of the accounts receivables of the Company, respectively. As of March 31, 2011, two customers individually accounted for 76% and 10% of the accounts receivables of the Company, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2011 or March 31, 2011.

·	During the six months ended September 30, 2011, two customers individually accounted for 42% and 30% of the Company’s net revenue, respectively. During the six months ended September 30, 2010, three customers individually accounted for 30%, 28%, and 10% of the Company’s net revenue, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the six months ended September 30, 2011 or 2010.

·	During the three months ended September 30, 2011, two customers individually accounted for 59% and 24% of the Company’s net revenue, respectively. During the three months ended September 30, 2010, three customers individually accounted for 32%, 32% and 12% of the Company’s net revenue, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the three months ended September 30, 2011 or 2010.
F-37

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 25	CERTAIN RISKS AND CONCENTRATION (CONTINUED)

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

·	During the six months ended September 30, 2011, two suppliers altogether accounted for 39% of the Company’s costs of revenue (27% and 12% individually). During the six months ended September 30, 2010, three suppliers altogether accounted for 70% of the Company’s costs of revenue (34%, 23% and 13% individually).

·	During the three months ended September 30, 2011, two suppliers altogether accounted for 63% of the Company’s costs of revenue (43% and 20% individually). During the three months ended September 30, 2010, three suppliers altogether accounted for 70% of the Company’s costs of revenue (39%, 16% and 15% individually).

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

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 27	SEGMENT DATA (CONTINUED)

	For the three months ended September 30,		For the six months ended September 30,
	2011	2010	2011	2010
Revenues:	(As restated)		(As restated)
Petroleum and petrochemical equipment and related services	$24,080,693	$34,816,760	$33,636,591	$43,974,794
Chemical products	4,869,602	8,490,510	12,026,140	8,490,510
Total	$28,950,295	$43,307,270	$45,662,731	$52,465,304

Depreciation:
Petroleum and petrochemical equipment and related services	$25,492	$10,155	$50,118	$25,934
Chemical products	220,559	342,882	544,392	342,882
Total	$246,051	$353,037	$594,510	$368,816

Intangible assets amortization
Petroleum and petrochemical equipment and related services	$163,098	$155,047	$324,275	$307,023
Chemical products	11,115	14,302	19,712	14,302
Total	$174,213	$169,349	$343,987	$321,325

Interest expense:
Petroleum and petrochemical equipment and related services	$90,807	$61,714	$205,199	$142,041
Chemical products	22,948	48,556	54,494	48,556
Total	$113,755	$110,270	$259,693	$190,597

Net income (loss):
Petroleum and petrochemical equipment and related services	$6,350,355	$7,338,648	$9,116,746	$10,932,763
Chemical products	22,548,452	253,939	22,640,921	253,939
Other (a)	(162,824)	(210,165)	(359,564)	(391,166)
	$28,735,983	$7,382,422	$31,398,103	$10,795,536

Expenditures for identifiable long-lived tangible assets
Petroleum and petrochemical equipment and related services	$1,164,805	$-	$2,096,148	$61,281
Chemical products	2,393,030	39,041	2,892,174	39,041
Total	$3,557,835	$39,041	$4,988,322	$100,322

			September 30, 2011	March 31, 2011
Total assets
Petroleum and petrochemical equipment and related services			$94,401,204	$78,775,083
Chemical products			38,208,600	27,229,880
Corporate unallocated			16,871,464	22,233,543
Total			$149,481,268	$128,238,506

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.
F-40

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

•	Investment in equity method affiliate company

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

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	(As restated)		(As restated)

NET REVENUE
Sales and installation of equipment	$18,349,157	$33,682,153	$22,389,066	$40,031,287
Sales of software	3,622,740	-	8,892,617	2,805,799
Services	2,108,796	1,134,607	2,354,908	1,137,708
Sales of chemical products	4,869,602	8,490,510	12,026,140	8,490,510
	28,950,295	43,307,270	45,662,731	52,465,304
Cost of revenue
Cost of equipment sold	(15,209,608)	(26,303,920)	(18,569,457)	(31,335,336)
Amortization of intangibles	(158,990)	(150,631)	(315,887)	(300,115)
Cost of software	-	-	(1,670,046)	-
Cost of sales of chemical products	(4,720,684)	(7,797,118)	(11,156,356)	(7,797,118)
	(20,089,282)	(34,251,669)	(31,711,746)	(39,432,569)
Gross profit	8,861,013	9,055,601	13,950,985	13,032,735

Operating expenses:
Selling	(471,272)	(429,879)	(1,065,159)	(570,821)
General and administrative	(702,697)	(1,248,683)	(1,545,616)	(1,795,056)
Research and development	(114,125)	(69,543)	(222,199)	(128,853)
Total operating expenses	(1,288,094)	(1,748,105)	(2,832,974)	(2,494,730)

Income from operations	7,572,919	7,307,496	11,118,011	10,538,005

Other income (expenses), net
Interest income	13,854	33,733	22,353	59,747
Interest and bank charges	(219,810)	(114,702)	(365,748)	(260,333)
Exchange gains (losses), net	(501,031)	(57,170)	(867,206)	(126,938)
Value added tax refund	-	1,428		370,611
Gain on deconsolidation of a subsidiary	30,407,821	-	30,407,821	-
Other	50,859	296,283	118,236	299,090
Total other income (expenses), net	29,751,693	159,572	29,315,456	342,177

Income before income tax	37,324,612	7,467,068	40,433,467	10,880,182
Income tax expense	(8,497,088)	(84,646)	(8,943,823)	(84,646)
Income before equity in earnings of equity method affiliate	28,827,524	7,382,422	31,489,644	10,795,536
Equity in earnings of equity method affiliate	(91,541)	-	(91,541)	-
NET INCOME	28,735,983	7,382,422	31,398,103	10,795,536
Losses (income) attributable to noncontrolling interest	126,132	(124,430)	80,823	(124,430)
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN STOCKHOLDERS	28,862,115	7,257,992	31,478,926	10,671,106
Preferred stock deemed dividend	-	(809,331)	-	(1,951,844)
Preferred stock dividend	(351,641)	(477,698)	(715,577)	(971,597)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	28,510,474	5,970,963	30,763,349	7,747,665

EARNINGS PER SHARE:
Basic	$0.91	$0.20	$0.98	$0.26
Diluted	$0.79	$0.20	$0.86	$0.26

Weighted average number of shares outstanding:
Basic	31,463,425	29,679,646	31,350,723	29,526,643
Diluted	36,444,850	36,618,829	36,444,850	30,016,764

Non-GAAP Measures

To supplement the unaudited condensed consolidated statement of income and comprehensive income presented in accordance with the Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of income before income tax, net income, net income available to common stockholders and the basic and diluted earnings per share for the three and six months ended September 30, 2011 and 2010, which are adjusted from results based on GAAP to exclude the non-cash gain and the related deferred tax expense recorded, which are related to the gain on deconsolidation of Anhui Jucheng for the six and three months ended September 30, 2011, and the non-cash charge recorded, which related to the fair value of the escrow share allocated to the Series A preferred stock, treated as a deemed dividend, and a deduction of net income available to common stockholders for the six and three months ended September 30, 2010. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presents reconciliation of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the three and six months ended September 30, 2011: (All amounts in US dollar)

	Three months ended September 30, 2011		Six months ended September 30, 2011
	(US $)	(US $)	(US $)	(US $)
	GAAP	NON GAAP	GAAP	NON GAAP
	(As restated)		(As restated)

Income from operations	7,572,919	7,572,919	11,118,011	11,118,011
Total other income (expenses), net	29,751,693	(656,128)	29,315,456	(1,092,365)
Income before income tax	37,324,612	6,916,791	40,433,467	10,025,646
Income tax expense	(8,497,088)	(895,133)	(8,943,823)	(1,341,868)
Equity in earnings of equity method affiliate	(91,541)	(91,541)	(91,541)	(91,541)
NET INCOME	28,735,983	5,930,117	31,398,103	8,592,237
Losses (income) attributable to noncontrolling interest	126,132	126,132	80,823	80,823
Net income attributable to LianDi Clean stockholders	28,862,115	6,056,249	31,478,926	8,673,060
Preferred stock dividend	(351,641)	(351,641)	(715,577)	(715,577)
Net income attributable to common stockholders-Basic	28,510,474	5,704,608	30,763,349	7,957,483
Preferred stock dividend	351,641	351,641	715,577	715,577
Net income attributable to common stockholders-Diluted	28,862,115	6,056,249	31,478,926	8,673,060

Earnings per share
Earnings per common share
Basic	$0.91	$0.18	$0.98	$0.25
Diluted	$0.79	$0.17	$0.86	$0.24

Weighted average number of common shares outstanding:
Basic	31,463,425	31,463,425	31,350,723	31,350,723
Diluted	36,444,850	36,444,850	36,444,850	36,444,850

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
55

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

Interest income, interest expenses, bank charges and exchange gains or losses:

•	Interest income represents the interest income we earned from cash deposits we kept in the commercial banks.

•	Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholders (annual interest rate of 3% to 5%), the short-term working capital bank loans borrowed by Anhui Jucheng, short-term bank loans borrowed for the exportation of the oil sludge cleaning equipment and the bank overdraft charges. For the six months ended September 30, 2011, we incurred approximately US$0.12 million in interest expenses for the shareholder loans, approximately US$0.07 million in interest expenses for the short-term bank loans, of which approximately US$0.05 million was for the working capital loans borrowed by Anhui Jucheng and approximately US$0.02 million for the short-term bank loan borrowed for importation of the oil sludge cleaning equipment. We also incurred approximately US$0.07 million of bank overdraft charges. For the six months ended September 30, 2011, we also incurred approximately US$0.11 million in bank charges for the credit facilities granted by our banks for the importation of equipment for our equipment sales and installation contracts.
58

•	Exchange loss incurred for the six and three months ended September 30, 2011 and 2010 were mainly due to the devaluation of the US dollar against Renminbi, Japanese Yen and Euro. Exchange loss increased for the six and three months ended September 30, 2011 mainly due to the continual devaluation of the US dollar against Renminbi recently.

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

We also recognized an approximate US$7.60 million deferred income tax expense for the deconsolidation gain recognized upon deconsolidation of Anhui Jucheng on August 30, 2011, which was calculated based on the approximate US$30.41 million deconsolidation gain and an income tax rate of 25%, the enacted tax rate that will be in effect in the period in which the differences are expected to reverse.

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

Net income

As a result of the foregoing, for the six months ended September 30, 2011, our net income increased to US$31.40 million. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the six months ended September 30, 2011, our net income decreased to US$8.59 million, of which approximately US$8.75 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.16 million net loss for the six months ended September 30, 2011, as compared to US$10.80 million of net income for the six months ended September 30, 2010, US$10.55 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.25 million was generated from our sale of chemical products.

For the three months ended September 30, 2011, our net income increased to US$28.74 million. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the three months ended September 30, 2011, our net income decreased to US$5.93 million, of which approximately US$6.18 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.25 million net loss for the three months ended September 30, 2011, as compared to US$7.38 million of net income for the three months ended September 30, 2010, US$7.13 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.25 million was generated from our sale of chemical products.

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

Net income available to LianDi Clean stockholders

Net income minus income attributable to noncontrolling interests is net income available to LianDi Clean stockholders. For the six months ended September 30, 2011 and 2010, net income available to LianDI Clean stockholders was US$31.48 million and US$10.67 million, respectively. For the three months ended September 30, 2011 and 2010, net income available to LianDi Clean stockholders was US$28.86 million and US$7.26 million, respectively. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the six and three months ended September 30, 2011, the net income available to LianDi Clean stockholders was approximately US$8.67 million and US$6.05 million, respectively.

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

Net income available to common stockholders of LianDi Clean

Net income available to LianDi Clean stockholders minus preferred stock deemed dividend and preferred stock cash dividend is net income available to common stockholders of LianDi Clean. For the six months ended September 30, 2011 and 2010, net income available to common stockholders of LianDi Clean was approximately US$30.76 million and US$7.75 million, respectively. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the six months ended September 30, 2011, and the US$1.95 million preferred stock deemed dividend recognized for the six months ended September 30, 2010, our net income available to common stockholders of LianDi Clean was US$7.96 million and US$9.70 million, respectively. For the three months ended September 30, 2011 and 2010, net income available to common stockholders of LianDi Clean was approximately US$28.51 million and US$5.97 million, respectively. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the three months ended September 30, 2011, and the US$0.81 million preferred stock deemed dividend recognized for the three months ended September 30, 2010, our net income available to common stockholders of LianDi Clean was US$5.70 million and US$6.78 million, respectively.

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

The following table provides detailed information about our net cash flow for the periods indicated:

	Six months ended September 30,
	2011	2010
	(Amount in thousands of US dollar)

Net cash (used in) provided by operating activities	(38,781)	862
Net cash used in investing activities	(12,467)	(3,985)
Net cash provided by (used in) financing actives	17,787	(4,368)
Effect of foreign currency exchange rate changes	1,487	708
Net decrease in cash and cash equivalents	(31,974)	(6,783)

Net cash used in/provided by operating activities:

For the six months ended September 30, 2011, net cash used in operating activities of US$38.78 million was primarily attributable to:

(1)	net income of US$9.69 million (excluding an approximately US$1.10 million of non-cash expenses of depreciation, amortization, equity of loss in equity method affiliate and share-based compensation expenses, and an approximately US$30.41 million non-cash gain and a related approximately US$7.60 million deferred income tax expense recognized for deconsolidation of Anhui Jucheng);

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:-

-	accounts payable increased by approximately US$3.22 million; and

-	income tax payable increased by approximately US$1.32 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:-

-	accounts receivable and notes receivable balance increased by approximately US$16.15 million;

-	we spent approximately US$31.11 million as prepayments to our equipment suppliers for the uncompleted contracts and to our raw material suppliers for purchasing of raw materials of chemical products and at the same time, inventory balances increased by approximately US$0.60 million; and

-	tender deposits and other prepaid expenses increased by approximately US$5.06 million, all of which represent a cash outflow of the period.

For the six months ended September 30, 2010, net cash provided by operating activities of US$0.86 million was primarily attributable to:

(1)	net income of approximately US$11.50 million (excluding an approximately US$0.70 million of non-cash expenses of depreciation and amortization);

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as increase in deferred revenue and accruals balance by approximately US$1.22 million;

(3)	offset by the use from operations from changes in operating assets and liabilities such as:-

-	accounts receivable and notes receivable balance increased by approximately US$0.84 million;

-	we spent approximately US$9.27 million in prepayments, which was mainly paid to our equipment suppliers for the uncompleted projects of our equipment sales and installation contracts, and to our raw material suppliers for purchasing raw materials of chemical products offset by a decrease of inventory balance of approximately US$0.30 million;

-	tender deposits and other prepaid expenses increased by approximately US$1.02 million; and

-	we also spent approximately US$1.03 million to settle other operating liabilities during the period, all of which represent a cash outflow of the period.

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

In connection with the preparation of our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this re-evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 because of the following material weakness in our internal control over financial reporting has been identified: We did not have appropriate policies and procedures in place to properly account for the deferred tax expense and deferred tax liability in relation to the gain recognized upon deconsolidation of a subsidiary.

In response to the above-identified material weakness and to strengthen our internal control over financial reporting, we plan to make necessary changes by providing training to our finance team and our other relevant personnel on the U.S. GAAP accounting guidance applicable to our financial statements.

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

LIANDICLEAN TECHNOLOGY INC.

Date: February 21, 2012	By:	/s/ Jianzhong Zuo
Jianzhong Zuo, Chief Executive Officer and President
(Principal Executive Officer)

Date: February 21, 2012	By:	/s/ Yong Zhao
Yong Zhao, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files
68