Form 10-Q
period 2011-12-31
LianDi Clean Technology Inc.
filed 2012-02-21
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-52235

LIANDI CLEAN TECHNOLOGY INC.

(Exact name of small business issuer as specified in its charter)

Nevada	75-2834498
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

As of February 16, 2012, there were 31,769,084 shares of common stock of the issuer outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.          Financial Statements

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	December 31,	March 31,
	2011	2011

ASSETS
Current Assets
Cash and cash equivalents	$53,036,283	$73,242,735
Restricted cash	3,902,938	4,122,085
Notes receivable	-	545,519
Accounts receivable, net of $nil allowance	52,687,184	12,293,961
Inventories	949,321	5,920,514
Prepayments to suppliers	5,307,241	9,469,765
Prepaid expenses and deposits	764,861	1,612,736
Other receivables, net of $nil allowance	1,352,285	462,352
Pledged trading securities	11,592	11,592
Due from a related party	398,488	-
Prepaid land use right – current portion	-	47,902

Total current assets	118,410,193	107,729,161

Other Assets
Property and equipment, net	241,295	11,307,135
Intangible assets, net	4,484,695	4,787,175
Investment in and advance to equity method affiliate	39,241,629	-
Prepaid land use right – non-current portion	-	1,828,266
Deposit for land use rights	-	1,360,503
Construction in progress	3,246,764	860,738
Goodwill	-	365,528

Total assets	$165,624,576	$128,238,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$7,173,306	$2,678,187
Accounts payable	2,001,323	4,049,470
Deferred revenue	1,633,085	1,257,883
Other payables and accrued expenses	5,475,249	15,438,576
Provision for income tax	3,137,906	635,142
Due to shareholders	9,241,722	8,046,181
Due to non-controlling interests	-	4,141,332
Preferred stock dividend payable	717,848	416,696

Total current liabilities	29,380,439	36,663,467

Deferred tax liability	7,791,494	675,258

Total liabilities	37,171,933	37,338,725

Commitments and Contingencies (Note 27)

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	December 31,	March 31,
	2011	2011

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; 4,868,618 and 5,517,970 shares issued and outstanding, respectively; aggregate liquidation preference amount: $17,758,011 and $19,729,591, including accrued but unpaid dividend of $717,848 and $416,696 at December 31, 2011 and March 31, 2011, respectively)	12,414,976	14,068,693

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 31,576,232 and 30,926,880 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively)	31,576	30,927
Additional paid-in capital	26,149,418	24,294,437
Statutory reserves	1,190,690	1,190,690
Retained earnings	83,725,623	43,505,802
Accumulated other comprehensive income	4,940,360	1,879,286

Total LianDi Clean stockholders’ equity	116,037,667	70,901,142

Non-controlling interests	-	5,929,946

Total equity	116,037,667	76,831,088

Total liabilities and stockholders’ equity	$165,624,576	$128,238,506

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
NET REVENUE:
Sales and installation of equipment	$61,504,266	$32,788,437	$83,893,332	$72,819,724
Sales of software	2,187,631	8,392,673	11,080,248	11,198,472
Services	1,261,546	62,497	3,616,454	1,200,205
Sales of industrial chemicals	-	6,837,715	12,026,140	15,328,225
	64,953,443	48,081,322	110,616,174	100,546,626
Cost of revenue:
Cost of equipment sold	(52,282,829)	(27,378,949)	(70,852,286)	(58,714,285)
Amortization of intangibles	(160,741)	(153,124)	(476,628)	(453,239)
Cost of software	(97,560)	(5,456,475)	(1,767,606)	(5,456,475)
Cost of industrial chemicals	-	(6,358,085)	(11,156,356)	(14,155,203)
	(52,541,130)	(39,346,633)	(84,252,876)	(78,779,202)
Gross profit	12,412,313	8,734,689	26,363,298	21,767,424
Operating expenses:
Selling expenses	(639,837)	(1,469,985)	(1,704,996)	(2,040,806)
General and administrative expenses	(818,927)	(700,800)	(2,364,543)	(2,495,856)
Research and development cost	(111,076)	(65,743)	(333,275)	(194,596)
Total operating expenses	(1,569,840)	(2,236,528)	(4,402,814)	(4,731,258)
Income from operations	10,842,473	6,498,161	21,960,484	17,036,166
Other income (expenses), net
Interest income	16,950	48,029	39,303	107,776
Interest and bank charges	(113,094)	(110,385)	(478,842)	(370,718)
Exchange gains (losses), net	(325,132)	(520,400)	(1,192,338)	(647,338)
Value added tax refund	-	1,556,024	-	1,926,635
Gain on deconsolidation of subsidiary	-	-	30,407,821	-
Other	454	237,655	118,690	536,745
Total other income (expenses), net	(420,822)	1,210,923	28,894,634	1,553,100
Income before income tax	10,421,651	7,709,084	50,855,118	18,589,266
Income tax expense	(1,311,368)	(25,886)	(10,255,191)	(110,532)
Income before equity in earnings of equity method affiliate	9,110,283	7,683,198	40,599,927	18,478,734
Equity in earnings of equity method affiliate	691,934	-	600,393	-
NET INCOME	9,802,217	7,683,198	41,200,320	18,478,734
Losses (income) attributable to noncontrolling interests	-	(49,156)	80,823	(173,586)
Net income attributable to LianDi Clean stockholders	9,802,217	7,634,042	41,281,143	18,305,148
Preferred stock deemed dividend	-	(1,059,568)	-	(3,011,412)
Preferred stock dividend	(345,745)	(453,464)	(1,061,322)	(1,425,061)
Net income available to common stockholders	$9,456,472	$6,121,010	$40,219,821	$13,868,675

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010

Net income attributable to LianDi Clean stockholders	$9,802,217	$7,634,042	$41,281,143	$18,305,148

Other comprehensive income attributable to LianDi Clean stockholders:
Foreign currency translation adjustment	749,128	594,122	3,061,074	1,307,917

Comprehensive income attributable to LianDi Clean Stockholders	10,551,345	8,228,164	44,342,217	19,613,065

Comprehensive income attributable to non-controlling interests	-	115,923	9,531	300,835

TOTAL COMPREHENSIVE INCOME	$10,551,345	$8,344,087	$44,351,748	$19,913,900

Earnings per share attributable to LianDi Clean stockholders
Basic	$0.30	$0.20	$1.28	$0.47
Diluted	$0.27	$0.20	$1.13	$0.46

Weighted average number of shares outstanding
Basic	31,546,651	30,037,555	31,416,270	29,697,566
Diluted	36,444,850	30,149,326	36,444,850	30,040,773

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	For the Nine Months Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,200,320	$18,478,734
Adjustments for:
Depreciation of property and equipment	624,553	633,805
Amortization of intangible assets	507,091	487,889
Loss on disposal of fixed assets	2,321	-
Deferred tax liability	7,568,781	(26,259)
Equity in earnings of equity method affiliate	(600,393)	-
Gain on deconsolidation of subsidiary	(30,407,821)	-
Share-based payments	201,913	178,941
Accounts receivable	(44,277,748)	(24,245,178)
Notes receivable	(158,112)	(252,318)
Inventories	(556,472)	(1,249,552)
Prepayments to suppliers	(5,878,021)	(8,437,963)
Deferred costs, prepaid expenses and other current assets	(4,829,461)	(1,121,312)
Increase (decrease) in liabilities:
Accounts payable	3,831,027	(2,139,760)
Deferred revenue and accruals	(1,925,163)	(343,720)
Income tax payable	2,630,560	-
Net cash used in operating activities	(32,066,625)	(18,036,693)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(570,350)	(142,409)
Payment for construction in progress	(4,423,431)	-
Cash outflow due to deconsolidation of Anhui Jucheng (note1)	(5,364,481)	-
Acquisition of Anhui Jucheng, net of cash and cash equivalents acquired (note 1)	-	2,385,523
Payment of deposit for land use rights	(2,114,587)	(970,169)
Advance to related parties	(391,089)	-
Advance to other entities	-	(1,589,356)
Net cash used in investing activities	(12,863,938)	(316,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	271,312	(1,460,913)
Repayment of short term bank loans	(3,878,905)	(592,470)
New bank loans	10,356,820	-
Capital contributions received in advance from new shareholders of Anhui Jucheng (note 1)	22,233,704	-
Repayment to non-controlling interests	(176,420)	(828,325)
Advance from (repayment to) shareholders	1,158,365	3,067,038
Repayment to other entities	(6,167,655)	-
Payment of preferred stock dividend	(760,170)	(1,129,365)
Net cash generated from (used in) financing activities	23,037,051	(944,035)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

(Unaudited)

	For the Nine Months Ended December 31,
	2011	2010

Effect of foreign currency translation on cash	1,687,060	1,040,655

Decrease in cash and cash equivalents	(20,206,452)	(18,256,484)
Cash and cash equivalents, beginning of period	73,242,735	59,238,428

CASH AND CASH EQUIVALENTS, end of period	$53,036,283	$40,981,944

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$182,252	$72,620
Cash paid for income tax	$50,099	$7,635
Non-cash activities
Common stock issued for conversion of preferred stock	$1,653,717	$2,891,072

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other	Non-
	Number		Paid-in	Statutory	Retained	Comprehensive	Controlling
	of Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

Balance, March 31, 2011	30,926,880	$30,927	$24,294,437	$1,190,690	$43,505,802	$1,879,286	$5,929,946	$76,831,088

Net income for the period	-	-	-	-	41,281,143		(80,823)	41,200,320
Foreign currency translation adjustment	-	-	-	-	-	3,061,074	90,354	3,151,428
Total comprehensive income							9,531	44,351,748
Share-based payments to independent directors	-	-	14,790	-	-	-	-	14,790
Share-based payments to consultancy services provider	-	-	80,965	-	-	-	-	80,965
Share-based payments to an investor			106,158					106,158
Preferred stock converted into common stock	649,352	649	1,653,068	-	-	-	-	1,653,717
Preferred stock dividend	-	-	-	-	(1,061,322)	-	-	(1,061,322)
Deconsolidation of Anhui Jucheng							(5,939,477)	(5,939,477)

Balance, December 31, 2011 (Unaudited)	31,576,232	$31,576	$26,149,418	$1,190,690	$83,725,623	$4,940,360	$-	$116,037,667

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Details of LianDi Clean’s subsidiaries as of December 31, 2011 are as follows:

Subsidiaries’ names	Place and date of incorporation	Percentage of ownership	Principal activities

China LianDi Clean Technology Engineering Ltd. (“China LianDi”)	British Virgin Islands July 28, 2004	100% (directly by the Company)	Holding company of the other subsidiaries

Hua Shen Trading (International) Limited (“Hua Shen HK”)	Hong Kong January 20, 1999	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services
Petrochemical Engineering Limited (“PEL HK”)	Hong Kong September 13, 2007	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services, and investment holding
Bright Flow Control Ltd. (“Bright Flow”)	Hong Kong December 17, 2007	100% (through China LianDi)	Delivering of industrial valves and other equipment with the related integration and technical services
Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”)	People’s Republic of China (“PRC”) May 6, 2008	100% (through PEL HK)	Delivering of industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software for polymerization processes, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies
Hongteng Technology Limited (“Hongteng HK”)	Hong Kong, February 12, 2009	100% (through China LianDi)	Investment holding company
Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Honteng”)	PRC January 12, 2010	100% (through Honteng (HK) )	Delivering of industrial valves and other equipment with the related integration and technical services, developing and marketing software, and provision of other technical consultancy services for petrochemical, petroleum and other energy companies

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Net assets of Anhui Jucheng as of July 5, 2010 (date of acquisition as a subsidiary of the Company)	Book value	Fair value
Prepaid land use right	$102,831	$1,850,864
Inventories	2,632,798	2,590,922
Property, plant and equipment, net (including buildings)	10,255,673	11,282,723
Cash and cash equivalents	2,325,060	2,325,060
Other current assets	7,036,246	7,038,678
Deferred tax liability	-	(693,771)
Amount due to shareholder	(6,074,352)	(6,074,352)
Other current liabilities	(12,011,494)	(13,226,465)
Net assets	$4,266,762	$5,093,659
Cash injection by Beijing JianXin		6,023,652
		11,117,311
Non-controlling interest’s share of net assets		(5,447,482)
Net assets acquired		$5,669,829
Total purchase consideration		6,023,652
Goodwill		$353,823

Net assets of Anhui Jucheng as of August 30, 2011 (date of deconsolidation as a subsidiary of the Company):	Book value
Prepaid land use rights	$4,044,281
Inventories	5,670,984
Property, plant and equipment, net (including buildings)	15,387,489
Cash and cash equivalents	5,364,481
Other current assets	19,115,229
Deferred tax liability	(666,666)
Amount due to shareholder	(4,052,833)
Capital contributions received in advance from new shareholders (note)	(22,233,704)
Other current liabilities	(10,372,558)
Net assets of Anhui Jucheng as of August 30, 2011	12,256,703
Goodwill (note 16)	371,098
12,627,801
Non-controlling interest’s share of net assets as of August 30, 2011	6,005,784
Fair value of the Company’s retained non-controlling interests in Anhui Jucheng (note 15)	37,373,448
Exchange realignment	(343,610)
43,035,622
Gain on deconsolidation of Anhui Jucheng	$30,407,821

Note:	Capital injection of RMB142 million (approximately US$22.23 million) by the six new independent third party investors were paid to Anhui Jucheng in cash on August 8, 2011. The capital injection was approved by the PRC bureau and the new business license of Anhui Jucheng was issued on August 30, 2011.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

On September 27, 2011, two of the Company’s existing stockholders, SJ Asia Pacific Limited ("SJ Asia") and LianDi Energy, and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman and Chief Executive Officer of the Company, consummated the transactions contemplated by the Share Purchase Agreement (the "Share Purchase Agreement") dated as of September 22, 2011 relating to the purchase by SJ Asia from LianDi Energy of 5,400,000 shares of the Company’s common stock in exchange for an aggregate purchase price of $25,920,000 ($4.80 per share). As a result, SJ Asia beneficially owns an aggregate of 18,513,738 shares of the Company’s common stock, which constitutes approximately 59% of the outstanding common shares of the Company as of December 31, 2011. The source of funds used for this investment was the capital increase of SJI, Inc., which is the sole shareholder of SJ Asia. The purpose of the Share Purchase Agreement and the transactions contemplated thereby was for SJ Asia to acquire in excess of 51% of the outstanding common shares of the Company and consolidate the Company's business with that of SJI, Inc., the parent company of SJ Asia. Following the transactions contemplated by the Share Purchase Agreement, Mr. Zuo remains the Chairman and Chief Executive Officer of the Company with the backing of SJ Asia. In addition to the Share Purchase Agreement described above, SJ Asia entered into a lock-up agreement with the Company whereby SJ Asia agreed that it may only sell up to one-twelfth (1/12) of SJ Asia's holdings every month through February 26, 2012.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.  As of December 31, 2011 and March 31, 2011, approximately $3.66 million and $16.23 million of the Company’s cash and cash equivalents were denominated in Chinese Renminbi (“RMB”) and were placed with banks in the PRC.  The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill for the nine and three months ended December 31, 2011 and 2010.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the nine and three months ended December 31, 2011 and 2010.

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

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred. During the nine and three months ended December 31, 2011 and 2010, advertising and promotion costs were insignificant.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred. Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $579,532 and $678,806 for the nine months ended December 31, 2011 and 2010, and $360,029 and $526,559 for the three months ended December 31, 2011 and 2010, respectively. Typically, the Company does not charge back customers for these costs.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the nine months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010

NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$9,802,217	$7,634,042	$41,281,143	$18,305,148
Preferred stock deemed dividend	-	(1,059,568)	-	(3,011,412)
Preferred stock dividend	(345,745)	(453,464)	(1,061,322)	(1,425,061)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS-BASIC	$9,456,472	$6,121,010	$40,219,821	$13,868,675
Preferred stock deemed dividend		-	-	-
Preferred stock dividend	345,745	-	1,061,322	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS – DILUTED	$9,802,217	$6,121,010	$41,281,143	$13,868,675

Weighted average number of shares:

Basic	31,546,651	30,037,555	31,416,270	29,697,566

Effect of preferred stock	4,898,199	-	5,028,580	-
Effect of dilutive warrants	-	111,771	-	343,207

Diluted	36,444,850	30,149,326	36,444,850	30,040,773

Earnings per share:
Basic	$0.30	$0.20	$1.28	$0.47
Diluted	$0.27	$0.20	$1.13	$0.46

The diluted earnings per share calculation for the nine and three months ended December 31, 2011 did not include the warrants and options to purchase up to 5,347,740 and 334,000 shares of common stock, respectively, because their effect was anti-dilutive.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

Historically, the sales and purchase contracts of Beijing JianXin, Beijing Hongteng and Anhui Jucheng have predominantly been denominated and settled in Renminbi (the lawful currency of Mainland China). Accordingly, it has been determined that the functional currency of Beijing JianXin, Beijing Hongteng and Anhui Jucheng is Renminbi.

On its own, the Company raises finances in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, and expects to receive a dividend if and when declared by its subsidiaries (including Beijing JianXin and Beijing Hongteng which are wholly foreign-owned enterprises with a registered capital denominated in the U.S. dollar) in U.S. dollars.

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

	December 31, 2011	March 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB 6.3009	US$1=RMB6.5564

	Three months ended December 31,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.3403	US$1=RMB 6.6587

	Nine months ended December 31,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.4201	US$1=RMB 6.7514

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of December 31, 2011
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

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2011 and March 31, 2011.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the provisions in ASU 2011-08 will have no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the provisions in ASU 2011-11 will have no material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The adoption of the provisions in ASU 2011-12 will have no material impact on the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3	RESTRICTED CASH

Restricted cash as of December 31, 2011 and March 31, 2011 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 20.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 4	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET

ACCOUNTS RECEIVABLE

The Company’s accounts receivable at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
	2011	2011

Accounts receivable	$52,687,184	$12,293,961
Less: Allowance for doubtful debts	-	-

	$52,687,184	$12,293,961

As of December 31, 2011 and March 31, 2011, the balance of accounts receivable included $1,633,085 and $1,257,883, respectively, of amounts billed but not paid by customers under retainage provisions in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized as of December 31, 2011 and March 31, 2011.

NOTES RECEIVABLE

Notes receivable arose from sale of goods and represent commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers.  Notes receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Notes receivable consisted of the following:

	December 31,	March 31,
	2011	2011

Notes receivable	$-	$545,519
Less: Allowance for doubtful debts	-	-

	$-	$545,519

NOTE 5	INVENTORIES

The Company’s inventories at December 31, 2011 and March 31, 2011 consisted of the following:

	December 31,	March 31,
	2011	2011

Raw materials	$-	$989,498
Work in process	-	242,100
Finished goods	-	4,187,689
Parts	980,121	532,027
Less: Allowance for stock obsolescence	(30,800)	(30,800)

Total	$949,321	$5,920,514

NOTE 6	PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers as of December 31, 2011 and March 31, 2011 represented deposits or advance payments of $5.31 million and $4.36 million, respectively, for the purchases of equipment for sales to customers, and nil and $5.11 million, respectively, for the purchases of raw materials for the production and sales of chemical products.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 7         PREPAID EXPENSES AND DEPOSITS

The Company’s prepaid expenses and deposits at December 31, 2011 and March 31, 2011 consisted of the following:

	December 31,	March 31,
	2011	2011

Prepaid operating expenses	$414,785	$158,312
Tender deposits	229,338	1,194,221
Rental deposits	58,158	64,017
Advances to staff and unrelated party	62,580	196,186

Total	$764,861	$1,612,736

Tender deposits represented deposit payments made to bid for contracts.

NOTE 8         OTHER RECEIVABLES

The Company’s other receivables at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
	2011	2011

Other receivables from unrelated entities	$1,352,285	$462,352
Less: Allowance for doubtful debts	-	-

	$1,352,285	$462,352

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities. Except for an amount of $585,720 which was interest bearing at 3% per annum and repayable by December 31, 2012, these loans were unsecured, non-interest bearing and repayable on demand.

NOTE 9         PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
	2011	2011

Marketable equity securities	$11,592	$11,592

As of December 31, 2011 and March 31, 2011, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 20). Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

NOTE 10         DUE FROM A RELATED PARTY

Due from a related party, amounting to US$398,488 at December 31, 2011 represented a short-term temporary loan advanced to a wholly-owned PRC subsidiary of SJI, Inc., the holding company of SJ Asia Pacific Limited (see Note 1). The loan was interest bearing at 3% per annum, unsecured and repayable on demand.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 11         PREPAID LAND USE RIGHTS AND DEPOSIT FOR LAND USE RIGHTS

The Company had recorded as prepaid land use rights the lump sum payments paid by Anhui Jucheng to acquire long-term rights to utilize the land underlying its building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amortization expense on prepaid land use rights for the nine months ended December 31, 2011 and 2010 was $19,712 and $23,259, respectively.  The amortization expense on prepaid land use rights for the three months ended December 31, 2011 and 2010 was nil and $8,957, respectively.

As of March 31, 2011, the deposit for land use rights of $1,360,503 represented the payment made by Anhui Jucheng to a local authority to acquire 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities.

NOTE 12         PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
	2011	2011

Leasehold improvements	$330,309	$818,592
Buildings	-	4,805,953
Plant and machinery	-	8,803,075
Office equipment	138,574	351,240

Total cost	468,883	14,778,860
Less: Accumulated depreciation	(227,588)	(3,471,725)

Net	$241,295	$11,307,135

Depreciation expenses in the aggregate for the nine months ended December 31, 2011 and 2010 were $624,553 and $633,805, respectively. Depreciation expenses in the aggregate for the three months ended December 31, 2011 and 2010 were $30,043 and $264,989, respectively.

NOTE 13         CONSTRUCTION IN PROGRESS

Construction in progress, amounting to $3,246,764 and $860,738 as of December 31, 2011 and March 31, 2011, respectively, comprised (i) capital expenditures of $3,246,764 and $639,316, respectively, for machinery which were either under installation or undergoing quality inspection and thus not yet put into use as of December 31, 2011 and March 31, 2011; and (ii) capital expenditures for construction of a new factory of Anhui Jucheng of nil and $221,422, respectively, as of December 31, 2011 and March 31, 2011.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 14         INTANGIBLE ASSETS

The Company’s intangible assets at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
	2011	2011

Computer software and program	$40,876	$39,359
Software copyright	6,475,265	6,222,927
Less: Accumulated amortization	(2,031,446)	(1,475,111)

Net	$4,484,695	$4,787,175

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

Amortization expenses for the nine months ended December 31, 2011 and 2010 were $487,379 and $464,630, respectively. Amortization expenses for the three months ended December 31, 2011 and 2010 were $163,104 and $157,607, respectively.

The estimated amortization expense of software copyright over each of the next five years and thereafter will be $662,132 per annum.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 15         INVESTMENT IN EQUITY METHOD AFFILIATE

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

Investment in equity method affiliate as of December 31, 2011:

Amount

Company’s share of retained investment in Anhui Jucheng at fair value on August 30, 2011 (note 1)	$37,373,448
Equity in earnings of equity method affiliate	600,393
Exchange realignment	520,276
Company’s share of retained investment in Anhui Jucheng at December 31, 2011	38,494,117

Amount due from Anhui Jucheng – long term	747,512

Investment in equity method affiliate as of December 31, 2011	39,241,629

The amount due from the affiliate is interest free and the Company will not demand repayment within one year from the respective balance sheet dates and the amount is therefore considered non-current.

Summarized financial information of the investment affiliate:

For the period from August 30, 2011 to December 31, 2011

Revenues	$11,561,858

Net income	$1,534,354
Company’s equity interest	39.13%
Equity in earnings of equity method affiliate	$600,393

At book value of Anhui Jucheng	As of December 31, 2011

Current assets	$23,032,798
Non-current assets	28,522,479
Current liabilities	(16,858,526)
Non-current liabilities	-
Total equity	$34,696,751

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 16         GOODWILL

The Company’s goodwill at December 31, 2011 and March 31, 2011 is summarized as follows:

Amount
Balance as of March 31, 2011	$365,528
Exchange realignment	5,570
Reversal during the period due to the deconsolidation of Anhui Jucheng (note 1)	(371,098)
Balance as of December 31, 2011 (Unaudited)	$-

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

NOTE 17         SHORT TERM BANK LOANS

The Company’s short-term bank loans at December 31, 2011 and March 31, 2011 consisted of the following:

	December 31,	March 31,
	2011	2011

Bank loan granted to Anhui Jucheng by HuiShang Bank Huaibei Suixi Branch, with interest rate of 6.67% per annum, guaranteed by a third party, Bangbu Tongli Automobile Co., Limited, and maturing on March 17, 2012	$-	$1,982,795

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.46% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and repaid on April 18, 2011	-	115,498

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.47% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and repaid on April 26, 2011	-	579,894

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.71% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., matured on January 9, 2012 and repaid on February 9, 2012	250,000	-

A revolving line of credit granted by Standard Chartered Bank, with interest rate of 1.25% per annum over HIBOR for HKD or 1.25% per annum over LIBOR for USD (see Note 20 for details of security terms)	4,773,306	-

A short-term loan under a revolving line of credit granted by Standard Chartered Bank, with interest rate of 3.26% per annum, matured on January 26,2012 and extended to February 27, 2012 (see Note 20 for details of security terms)	1,200,000

A short-term loan under a revolving line of credit granted by Standard Chartered Bank, with interest rate of 3.82% per annum , matured on January 6, 2012 and extended to March 6, 2012 (see Note 20 for details of security terms)	950,000	-

Total	$7,173,306	$2,678,187

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 18          OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
	2011	2011

Business tax and value added tax payable	$3,135,893	$3,408,190
Accrued operating expenses	95,501	266,507
Advance from customers	1,755,603	4,908,256
Salary payables	66,300	104,290
Other payables	421,952	6,751,333

Total	$5,475,249	$15,438,576

Other payables at March 31, 2011 included advances of $6.03 million from independent third parties for the short term RMB financing needs of Beijing JianXin, primarily for its tender bidding purposes. The advances from these companies were unsecured, interest free and were fully repaid in April 2011.

NOTE 19          DUE TO SHAREHOLDERS AND NON-CONTROLLING INTERESTS

The Company’s due to shareholders and non-controlling interests at December 31, 2011 and March 31, 2011 are summarized as follows:

	December 31,	March 31,
Due to shareholders	2011	2011

Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see Note 1)	$1,025,021	$666,800
Due to SJ Asia Pacific Limited (shareholder of the Company, see Note 1)	8,216,701	7,379,381

Total	$9,241,722	$8,046,181

The amount due to Mr. Zuo is unsecured, bears interest at 3% per annum and is payable on demand. The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand.

	December 31,	March 31,
Amount due to non-controlling interests	2011	2011

Due to Mr. Fang (Auhui Jucheng non-controlling shareholder)	$-	$4,141,332

Amount due to non-controlling interests was unsecured, interest free and payable on demand.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 20          CREDIT FACILITIES

As of December 31, 2011, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$79.5 million (equivalent to approximately $10.23 million). Collateral for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$45 million (or approximately $5.79 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $0.64 million).

The General Facilities are available to the Company until July 15, 2012.

As of December 31, 2011, there were outstanding contract performance guarantees of $ 3,878,793 issued by the banks on behalf of the Company, of $2,587,835 guarantees were granted under the General Facilities. There was no other borrowing under the General Facilities as of December 31, 2011.

On November 11, 2011, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $772,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6 million from China LianDi. As of December 31, 2011, there was no borrowing under the Government Sponsored Facility.

NOTE 21          COMMON STOCK, PREFERRED STOCK AND WARRANTS

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

For the year ended March 31, 2011, 1,568,108 shares of preferred stock were converted into 1,568,108 shares of common stock.

During the nine months ended December 31, 2011, 649,352 shares of preferred stock were converted into 649,352 shares of common stock.

At December 31, 2011, 31,576,232 shares of common stock were issued and outstanding.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 21          COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

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

At December 31, 2011, 4,868,618 preferred shares were outstanding with an aggregate liquidation preference of $17,758,011.

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

The Series A Preferred Stock holder may request redemption of the preferred stock in the event that the Company cannot issue shares of common stock registered for resale under the registration statement. However, according to the registration rights agreement between the Company and the investors (who are also the preferred stock holders), the Company is contractually permitted to prepare, file and cause the registration statement to be declared effective within 180 calendar days after the closing date of the private placement on February 26, 2010. The registration statement was declared effective on August 20, 2010 and remained effective as of December 31, 2011. Therefore, the Company has determined that the Series A Preferred Stock is not currently redeemable. Accordingly, as of December 31, 2011, the Company has not adjusted the carrying value of the Series A Preferred Stock to its redemption value or recognized any accretion charges as it is considered not probable that the Series A Preferred Stock will become redeemable, in accordance with the requirements of SEC Staff Guidance on redeemable preferred stock in ASC 480-10-S99.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 21          COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

(b)   Preferred Stock (continued)

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to December 31, 2011, using the effective interest method. Accretion of such preferred stock deemed dividend for the nine months ended December 31, 2011 and 2010 was nil and $3,011,412, respectively, and nil and $1,059,568 for the three months ended December 31, 2011 and 2010, respectively.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 21          COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

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

On December 16, 2011, the Company issued 230,000 shares of warrants to an investor to purchase up to 230,000 shares of common stock at an exercise price of $2.25 for cash. These warrants are exercisable at any time from December 16, 2011 through September 30, 2014. The compensation costs associated with these warrants are recognized, based on the grant-date fair values of these warrants. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions, and recorded $106,158 as stock-based compensation costs during the nine and three months ended December 31, 2011.

At grant date
Number of warrants	230,000
Risk-free interest rate	0.32%
Expected life	2.79 years
Volatility	41.50%
Dividend yield	0.0%
Value per warrant	$106,158

Warrants issued and outstanding at December 31, 2011 and changes during the nine months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, March 31, 2011	5,117,740	$4.88	1.91	5,117,740	$4.88	1.91
Granted / Vested	230,000	2.25	2.75	230,000	2.25	2.75
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2011 (Unaudited)	5,347,740	$4.76	1.23	5,347,740	$4.76	1.23

The Company has evaluated the terms of the warrants with reference to the guidance provided in ASC 815-40-15. The Company has concluded that these warrants are indexed to the Company’s own stock, because the warrants have no contingent exercise provision and fixed strike prices which are only subject to adjustments in the event of stock splits, combinations, dividends, mergers or other customary corporate events. Therefore, these warrants have been classified as equity.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 22          SHARE-BASED COMPENSATION

(a)   Options granted to Independent Directors

On August 10, 2010, the Company granted options to three of its independent directors, Mr. Joel Paritz, Mr. Hongjie Chen and Mr. Xiaojun Li, to purchase 24,000, 5,000 and 5,000 shares of the Company’s common stock, respectively, at a strike price of $5.99 per share, in consideration for their services to the Company.

As of December 31, 2011, all options are exercisable.  Unexercised options will expire on August 10, 2015.

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions, and recorded $14,790 and $37,250 as stock-based professional fees during the nine months ended December 31, 2011 and 2010, respectively, and $nil and $25,199 during the three months ended December 31, 2011 and 2010, respectively.

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

These options will expire December 6, 2014.

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions at approximately $1.42 per option, and recorded $80,965 and $141,690 as stock-based professional fees during the nine months ended December 31, 2011 and 2010, respectively, and $nil and $141,690 for the three months ended December 31, 2011 and 2010, respectively.

At grant date
Risk-free interest rate	1.10%
Expected life	4 years
Volatility	51.81%
Dividend yield	0.0%

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 22          SHARE-BASED COMPENSATION (CONTINUED)

Options issued and outstanding at December 31, 2011 and their movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2011	334,000	$3.75	$-	3.76
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011 (Unaudited)	334,000	$3.75	$-	3.00
Exercisable at December 31, 2011 (Unaudited)	334,000	$3.75	$-	3.00

(1)	The intrinsic value of the stock option at December 31, 2011 is the amount by which the market value of the Company’s common stock of $1.95 as of December 31, 2011 exceeds the exercise price of the option.

NOTE 23         STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Beijing HongTeng, as PRC companies, are required on an annual basis to make appropriations of retained earnings to statutory reserves at a certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”).

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of registered capital, whereas the enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves since March 31, 2010 because the statutory reserves of $1,138,733 at March 31, 2010 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the nine and three months ended December 31, 2011 and 2010. Beijing HongTeng incurred a net loss for its PRC fiscal year ended December 31, 2011, therefore, no statutory reserves were provided.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 24          OTHER INCOME – VALUE ADDED TAX REFUND

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

NOTE 25         INCOME TAXES

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

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiaries in the PRC will not be distributing earnings to the Company for the years ended March 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at December 31, 2011 and March 31, 2011. Total undistributed earnings of these PRC subsidiaries at December 31, 2011 and March 31, 2011 were RMB612,547,228 ($97,215,831) and RMB345,042,882 ($52,626,881).

The Company’s income tax expense consisted of:

	For the three months		For the nine months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010

Current – PRC	$(1,311,368)	$(42,675)	$(2,686,411)	$(136,791)
Deferred	-	16,789	(7,568,780)	26,259

	$(1,311,368)	$(25,886)	$(10,255,191)	$(110,532)

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 25         INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010

Pre-tax income	$10,421,651	$7,709,084	$50,855,118	$18,589,266
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	3,647,578	2,698,180	17,799,291	6,506,243
Rate differential for domestic earnings	(1,069,144)	(768,635)	(5,158,154)	(1,851,200)
Impact of tax holiday of Beijing JianXin	(1,312,935)	(2,234,836)	(2,618,050)	(5,007,144)
Loss not recognized as deferred tax asset	53,949	-	179,796	-
Non-deductible expenses and non-taxable income	(8,080)	331,177	52,308	462,633

Income tax expense	$1,311,368	$25,886	$10,255,191	$110,532

The Company’s deferred income tax assets at December 31, 2011 and March 31, 2011 were as follows:

	December 31,	March 31,
	2011	2011

Tax effect of net operating losses carried forward	$730,990	$551,194
Less: Valuation allowance	(730,990)	(551,194)
Net deferred tax assets	$-	$-

The net operating losses carried forward of the U.S. entity, LianDi Clean Technology Inc., were $2,088,543 and $1,574,841 at December 31, 2011 and March 31, 2011, respectively, which will expire in years through 2030. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized as the Company’s U.S. operations will not generate sufficient future earnings to which the operating losses relate.

The Company’s deferred income tax liabilities at December 31, 2011 and March 31, 2011 were as follows:

	December 31,	March 31,
	2011	2011

Tax effect of acquisition revaluation (1)	$675,258	$693,771
Reversal during the period	(33,175)	(40,508)
Reversal during the period due to the deconsolidation of Anhui Jucheng (note 1)	(666,666)	-
Tax effect of gain on deconsolidation of Anhui Jucheng (note 1) (2)	7,601,955	-
Exchange realignment	214,122	21,995
Net deferred tax liabilities – non-current portion	$7,791,494	$675,258

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

As of December 31, 2011 and March 31, 2011, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 25         Income taxes (CONTINUED)

As of December 31, 2011 and March 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine and three months ended December 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of December 31, 2011 and March 31, 2011.

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

NOTE 26          CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of December 31, 2011 and March 31, 2011, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•	As of December 31, 2011, two customers individually accounted for 76% and 15% of the accounts receivables of the Company, respectively. As of March 31, 2011, two customers individually accounted for 76% and 10% of the accounts receivables of the Company, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2011 or March 31, 2011.

•	During the nine months ended December 31, 2011, two customers individually accounted for 48% and 33% of the Company’s net revenue, respectively. During the nine months ended December 31, 2010, two customers individually accounted for 35% and 12% of the Company’s net revenue, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the nine months ended December 31, 2011 or 2010.

•	During the three months ended December 31, 2011, two customers individually accounted for 49% and 32% of the Company’s net revenue, respectively. During the three months ended December 31, 2010, one customer individually accounted for 32% of the Company’s net revenue, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the three months ended December 31, 2011 or 2010.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 26          CERTAIN RISKS AND CONCENTRATION (CONTINUED)

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

—	During the nine months ended December 31, 2011, two suppliers altogether accounted for 63% of the Company’s costs of revenue (39% and 24% individually). During the nine months ended December 31, 2010, three suppliers altogether accounted for 60% of the Company’s costs of revenue (32%, 17% and 11% individually).

—	During the three months ended December 31, 2011, two suppliers altogether accounted for 77% of the Company’s costs of revenue (55% and 22% individually). During the three months ended December 31, 2010, two suppliers altogether accounted for 50% of the Company’s costs of revenue (29% and 21% individually).

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

NOTE 27         COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company entered into operating lease agreements for the rental of offices and equipment purchase agreements. The Company was obligated under operating leases and purchase agreements requiring minimum amounts as of December 31, 2011 as follows:

	Office rental	Purchase of equipment
Payable within fiscal year ending March 31,
-2012	$110,194	$2,287,293
-2013	353,574	-
-2014	57,808	-
- Thereafter	-	-

Total minimum payments	$521,576	$2,287,293

During the nine months ended December 31, 2011 and 2010, rental expenses under operating leases amounted to $ 248,301 and $311,575, respectively.

During the three months ended December 31, 2011 and 2010, rental expenses under operating leases amounted to $67,371 and $65,426, respectively.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 28         SEGMENT DATA

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

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 28         SEGMENT DATA (CONTINUED)

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2011	2010	2011	2010
Revenues:
Petroleum and petrochemical equipment and related services	$64,953,443	$41,243,607	$98,590,034	$85,218,401
Chemical products	-	6,837,715	12,026,140	15,328,225
Total	$64,953,443	$48,081,322	$110,616,174	$100,546,626

Depreciation:
Petroleum and petrochemical equipment and related services	$30,043	$27,076	$80,161	$53,010
Chemical products	-	237,913	544,392	580,795
Total	$30,043	$264,989	$624,553	$633,805

Intangible assets amortization
Petroleum and petrochemical equipment and related services	$163,104	$157,607	$487,379	$464,630
Chemical products	-	8,957	19,712	23,259
Total	$163,104	$166,564	$507,091	$487,889

Interest expense:
Petroleum and petrochemical equipment and related services	$110,034	$62,340	$315,233	$204,381
Chemical products	-	24,064	54,494	72,620
Total	$110,034	$86,404	$369,727	$277,001

Net income (loss):
Petroleum and petrochemical equipment and related services	$9,264,421	$7,866,180	$18,381,167	$18,798,943
Chemical products	691,934	100,317	23,332,855	354,256
Other (a)	(154,138)	(283,299)	(513,702)	(674,465)
	$9,802,217	$7,683,198	$41,200,320	$18,478,734

Expenditures for identifiable long-lived tangible assets
Petroleum and petrochemical equipment and related services	$5,459	$-	$2,101,607	$61,281
Chemical products	-	42,807	2,892,174	81,128
Total	$5,459	$42,087	$4,993,781	$142,409

	December 31, 2011	March 31, 2011
Total assets
Petroleum and petrochemical equipment and related services	$109,515,534	$78,775,083
Chemical products	39,241,629	27,229,880
Corporate unallocated	16,867,413	22,233,543
Total	$165,624,576	$128,238,506

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.

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

Our company then became a holding company and, through our subsidiaries, is primarily engaged in distributing clean technology for refineries (unheading units for the delayed coking process), distributing a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. We also expect to launch our oil sludge cleaning solution in calendar year 2012, which will be operated through our subsidiary, Beijing Hongteng Weitong Technology Co., Ltd.

Details of our company’s subsidiaries as of December 31, 2011 were as follows:

Subsidiaries’ names	Place and date of incorporation	Percentage of ownership	Principal activities
China LianDi Clean Technology Engineering Ltd. (“China LianDi”)	British Virgin Islands July 28, 2004	100% (directly by our company)	Holding company of the other subsidiaries

Hua Shen Trading (International) Limited (“Hua Shen HK”)	Hong Kong January 20, 1999	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services

Petrochemical Engineering Limited (“PEL HK”)	Hong Kong September 13, 2007	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services, and investment holding

Bright Flow Control Ltd. (“Bright Flow”)	Hong Kong December 17, 2007	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services

Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”)	People’s Republic of China (“PRC”) May 6, 2008	100% (through PEL HK)	Delivering industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies

Hongteng Technology Limited (“Hongteng HK”)	Hong Kong, February 12, 2009	100% (through China LianDi)	Investment holding company

Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Hongteng”)	PRC January 12, 2010	100% (through Hongteng HK)	Delivering industrial equipment with the related integration and technical services, developing and marketing software, and provision of other technical consultancy services for petrochemical, petroleum and other energy companies in the production safety management field

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

On September 27, 2011, two of our existing stockholders, SJ Asia Pacific Limited ("SJ Asia") and China LianDi Energy Resources Engineering Technology Ltd. ("LianDi Energy"), and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman and Chief Executive Officer of our company, consummated the transactions contemplated by the Share Purchase Agreement (the "Share Purchase Agreement") dated as of September 22, 2011 relating to the purchase by SJ Asia from LianDi Energy of 5,400,000 shares of our common stock in exchange for an aggregate purchase price of $25,920,000 ($4.80 per share). As a result, SJ Asia beneficially owns an aggregate of 18,513,738 shares of our common stock, which constitutes approximately 59% of the outstanding common shares of our company as of December 31, 2011. The source of funds used for this investment was the capital increase of SJI, Inc., which is the sole shareholder of SJ Asia. The purpose of the Share Purchase Agreement and the transactions contemplated thereby was for SJ Asia to acquire in excess of 51% of the outstanding common shares of our company and consolidate our company's business with that of SJI, Inc., the parent company of SJ Asia. Following the transactions contemplated by the Share Purchase Agreement, Mr. Zuo remains the Chairman and Chief Executive Officer of our company with the backing of SJ Asia. In addition to the Share Purchase Agreement described above, SJ Asia entered into a joinder agreement to a lock-up agreement with our company whereby SJ Asia agreed that it may only sell up to one-twelfth (1/12) of SJ Asia's holdings every month through February 26, 2012.

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

Critical Accounting Policies and Estimates

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in conformity with US GAAP. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Refer to note 2 to the unaudited consolidated financial statements contained herein for a detail discussion of our critical accounting policies. The following discusses our most significant accounting policies and estimates.

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

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the nine and three months ended December 31, 2011 and 2010.

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

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where we operate. We assess potentially unfavorable outcomes of such examinations based on the criteria of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

	As of December 31, 2011	As of March 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.3009	US$1=RMB6.5564

	Nine months ended December 31, 2011	Nine months ended December 31, 2010
Items in statements of income and cash flows	US$1=RMB6.4201	US$1=RMB6.7514

	Three months ended December 30, 2011	Three months ended December 31, 2010
Items in statements of income and cash flows	US$1=RMB6.3403	US$1=RMB6.6587

A.  Results of Operations for the Three and Nine Months Ended December 31, 2011 and 2010

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US$.

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
NET REVENUE
Sales and installation of equipment	$61,504,266	$32,788,437	$83,893,332	$72,819,724
Sales of software	2,187,631	8,392,673	11,080,248	11,198,472
Services	1,261,546	62,497	3,616,454	1,200,205
Sales of chemical products	-	6,837,715	12,026,140	15,328,225
	64,953,443	48,081,322	110,616,174	100,546,626
Cost of revenue
Cost of equipment sold	(52,282,829)	(27,378,949)	(70,852,286)	(58,714,285)
Amortization of intangibles	(160,741)	(153,124)	(476,628)	(453,239)
Cost of software	(97,560)	(5,456,475)	(1,767,606)	(5,456,475)
Cost of sales of chemical products	-	(6,358,085)	(11,156,356)	(14,155,203)
	(52,541,130)	(39,346,633)	(84,252,876)	(78,779,202)
Gross profit	12,412,313	8,734,689	26,363,298	21,767,424
Operating expenses:
Selling	(639,837)	(1,469,985)	(1,704,996)	(2,040,806)
General and administrative	(818,927)	(700,800)	(2,364,543)	(2,495,856)
Research and development	(111,076)	(65,743)	(333,275)	(194,596)
Total operating expenses	(1,569,840)	(2,236,528)	(4,402,814)	(4,731,258)
Income from operations	10,842,473	6,498,161	21,960,484	17,036,166
Other income (expenses), net
Interest income	16,950	48,029	39,303	107,776
Interest and bank charges	(113,094)	(110,385)	(478,842)	(370,718)
Exchange losses	(325,132)	(520,400)	(1,192,338)	(647,338)
Value added tax refund	-	1,556,024	-	1,926,635
Gain on deconsolidation of a subsidiary	-	-	30,407,821	-
Other	454	237,655	118,690	536,745
Total other income (expenses), net	(420,822)	1,210,923	28,894,634	1,553,100
Income before income tax	10,421,651	7,709,084	50,855,118	18,589,266
Income tax expense	(1,311,368)	(25,886)	(10,255,191)	(110,532)
Income before equity in earnings of equity method affiliate	9,110,283	7,683,198	40,599,927	18,478,734
Equity in earnings of equity method affiliate	691,934	-	600,393	-
NET INCOME	9,802,217	7,683,198	41,200,320	18,478,734
Losses (income) attributable to noncontrolling interest	-	(49,156)	80,823	(173,586)
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN STOCKHOLDERS	9,802,217	7,634,042	41,281,143	18,305,148
Preferred stock deemed dividend	-	(1,059,568)	-	(3,011,412)
Preferred stock dividend	(345,745)	(453,464)	(1,061,322)	(1,425,061)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	9,456,472	6,121,010	40,219,821	13,868,675
EARNINGS PER SHARE:
Basic	$0.30	$0.20	$1.28	$0.47
Diluted	$0.27	$0.20	$1.13	$0.46
Weighted average number of shares outstanding:
Basic	31,546,651	30,037,555	31,416,270	29,697,566
Diluted	36,444,850	30,149,326	36,444,850	30,040,773

Non-GAAP Measures

To supplement the unaudited condensed consolidated statement of income and comprehensive income presented in accordance with the Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of income before income tax, net income, net income available to common stockholders and the basic and diluted earnings per share for the nine months ended December 31, 2011 and for the three and nine months ended December 31, 2010, which are adjusted from results based on GAAP to exclude the non-cash gain and the related deferred income tax expense recorded, which are related to the gain on deconsolidation of Anhui Jucheng for the nine months ended December 31, 2011, and the non-cash charge recorded, which related to the fair value of the escrow share allocated to the Series A preferred stock, treated as a deemed dividend, and a deduction of net income available to common stockholders for the three and nine months ended December 31, 2010. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.  We use both GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presents reconciliation of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the nine months ended December 31, 2011: (All amounts in US dollar)

	Nine months ended
	December 31, 2011
	(US $)	(US $)
	GAAP	NON GAAP
Income from operations	21,960,484	21,960,484
Total other income (expenses), net	28,894,634	(1,513,187)
Income before income tax	50,855,118	20,447,297
Income tax expense	(10,255,191)	(2,653,236)
Income before equity in earnings of equity method affiliate	40,599,927	17,794,061
Equity in earnings of equity method affiliate	600,393	600,393
NET INCOME	41,200,320	18,394,454
Losses attributable to noncontrolling interest	80,823	80,823
Net income attributable to LianDi Clean stockholders	41,281,143	18,475,277
Preferred stock dividend	(1,061,322)	(1,061,322)
Net income attributable to common stockholders-Basic	40,219,821	17,413,955
Preferred stock dividend	1,061,322	1,061,322
Net income attributable to common stockholders-Diluted	41,281,143	18,475,277
Earnings per share
Earnings per common share
Basic	$1.28	$0.55
Diluted	$1.13	$0.51
Weighted average number of common shares outstanding:
Basic	31,416,270	31,416,270
Diluted	36,444,850	36,444,850

The following table presents reconciliation of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended December 31, 2010: (All amounts in US dollar)

	Three months ended			Nine months ended
	December 31, 2010			December 31, 2010
	(US $)	(US $)		(US $)	(US $)
	GAAP	NON GAAP		GAAP	NON GAAP

Net income attributable to LianDi Clean stockholders	7,634,042	7,634,042		18,305,148	18,305,148
Preferred stock deemed dividend	(1,059,568)	-		(3,011,412)	-
Preferred stock dividend	(453,464)	(453,464)		(1,425,061)	(1,425,061)
Net income attributable to common stockholders-Basic	6,121,010	7,180,578		13,868,675	16,880,087
Preferred stock deemed dividend	-	-		-	-
Preferred stock dividend	-	453,464		-	1,425,061
Net income attributable to common stockholders-Diluted	6,121,010	7,634,042		13,868,675	18,305,148
Earnings per share
Earnings per common share
Basic	$0.20	$0.24		$0.47	$0.57
Diluted	$0.20	$0.21		$0.46	$0.50
Weighted average number of common shares outstanding:
Basic	30,037,555	30,037,555		29,697,566	29,697,566
Diluted	30,149,326 (1)	36,556,621	(2)	30,040,773 (1)	36,788,057	(2)

(1)	For the three and nine months ended December 31, 2010, the effect of the potential dilutive convertible preferred stock was not included, because the effect is anti-dilutive upon recognition of the deemed dividend in accordance with US GAAP.

(2)	For the three and nine months ended December 31, 2010, the effect of the potential dilutive convertible preferred stock was included, because the effect is dilutive regardless of the recognition of the deemed dividend under NON-GAAP measures.

Net Revenue:

Net revenue represents our gross revenue net of taxes and the related surcharges, as well as discounts and returns. There were no material discounts and returns for the nine and three months ended December 31, 2011 and 2010.

The following tables set forth the analysis of our net revenue:

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
	US$ M	US$ M	US$ M	US$ M

Sales and installation of equipment	61.50	32.79	83.89	72.82
Sales of software	2.19	8.39	11.08	11.20
Technical services	1.26	0.06	3.62	1.20
Sales of chemical products	-	6.84	12.03	15.33
	64.95	48.08	110.62	100.55

We generated our revenue from delivery of industrial equipment with the related technical engineering services (including but not limited to installation, integration and system testing), sales of software products, providing software related technical services, providing other technical consultancy services and sales of chemical products. If sales of equipment and the related technical services or sales of software products and the related technical services are included in one agreement as a total solution package, we have neither objective nor reliable evidence for us to separate our total revenue amount into separate categories. Therefore, the revenue amount indicated as technical services in the above table was calculated based on the total revenue amount of stand-alone technical consultancy service agreements.

For the nine months ended December 31, 2011, our total net revenue increased to US$110.62 million from US$100.55 million for the same period of 2010. Without regard to the US$12.03 million and US$15.33 million of net revenue generated from sales of chemical products, which were operated by Anhui Jucheng, and are discussed separately below, our total net revenue increased to US$98.59 million for the nine months ended December 31, 2011 from US$85.22 million for the same period of 2010.

For the three months ended December 31, 2011, our total net revenue increased to US$64.95 million from US$48.08 million for the same period of 2010. Without regard to the US$6.84 million of net revenue generated from sales of chemical products for the three months ended December 31, 2010, which were operated by Anhui Jucheng, and are discussed separately below, our total revenue increased to US$64.95 million for the three months ended December 31, 2011 as compared to US$41.24 million for the same period of 2010.

The increase in the total net revenue for the nine and three months ended December 31, 2011 was mainly due to the increase in the net revenue generated from sales and installation of equipment projects, which resulted from the increase in the number of projects completed during the periods as compared to the same periods of last year.

For the nine months ended December 31, 2011, we achieved approximately US$83.89 million of equipment sales and installation revenue, as compared to US$72.82 million for the same period of 2010. We completed 84 projects related to sales and installation of equipment for the nine months ended December 31, 2011, as compared to 57 projects for the same period of 2010.

For the three months ended December 31, 2011, we achieved approximately US$61.50 million of equipment sales and installation revenue, as compared to US$32.79 million for the same period of 2010. We completed 45 projects related to sales and installation of equipment for the three months ended December 31, 2011, as compared to 31 projects for the same period of 2010.

For the nine months ended December 31, 2011 and 2010, we sold 85 sets and 32 sets of our data processing software and provided the related implementation services, and achieved approximately US$8.71 million and US$2.81 million of software revenue, respectively. In addition, for the nine months ended December 31, 2011, we also achieved approximately US$2.37 million from software sales and technical consultancy services, which related to a purchased software use right and the related training and application program; for the nine months ended December 31, 2010, we also achieved approximately US$8.39 million of software revenue in relation to a software sales and technical implementation contracts we signed with China Petroleum and Petrochemical Engineering Institute (CPPEI), a direct subsidiary of Petro China Company Limited (“PetroChina”), which related to a special ordered software we purchased and customized for PetroChina and mainly used for the production planning and products distribution management system, which covered approximately 200 end users of the logistics dispatch command centers of PetroChina in Beijing and six other provinces across China.

For the three months ended December 31, 2011, we sold 20 sets of our data processing software and provided the related implementation services, and achieved approximately US$2.11 million of software revenue and approximately US$0.08 million of software revenue related to the purchased software use right. For the three months ended December 31, 2010, we achieved the US$8.39 million of software revenue from the software contact we signed with CPPEI as discussed above.

For the nine months ended December 31, 2011 and 2010, we achieved approximately US$3.62 million and US$1.20 million of technical consultancy services revenue, respectively. For the three months ended December 31, 2011 and 2010, we achieved approximately US$1.26 million and US$0.06 million of technical consultancy services revenue, respectively. For the nine and three months ended December 31, 2011, our technical consultancy services revenue achieved were mainly related to the Hazard and Operability Analysis (“HAZOP”) consultancy services revenue. For the nine months ended December 31, 2010, our technical consultancy services revenue achieved were mainly related to the separate software pre-installation test services contact included in the CPPEI software contract as discussed above.

As of December 31, 2011 and 2010, we had 22 and 28 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$46.9 million and US$47.0 million, respectively. We have served the Chinese petroleum and petrochemical industries since 2004 through our PRC operating subsidiaries. We established and developed our relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and to become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed asset investments within these industries, we successfully increased the scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal years 2010 and 2011. Recently, we successfully developed our relationship with several new suppliers, such as ABB, Sandvik, MAC-Clyde, GE and Finder Pompes S.A.S. to distribute their products to the large Chinese petroleum and petrochemical companies, which expanded our ability to bid for a broader range of products and services while meeting more of our customers’ needs.

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

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng sold approximately 5,156 tons of Polyacrylamide products and achieved approximately US$12.03 million of net revenue. For the period from July 5, 2010 through December 31, 2010, Anhui Jucheng sold approximately 7,813 tons of Polyacrylamide products and achieved approximately US$15.33 million of net revenue. For the three months ended December 31, 2010, Anhui Jucheng sold approximately 3,609 tons of Polyacrylaminde products, and achieved approximately US$6.84 million of net revenue.

Cost of sales:

Cost of sales consists of the equipment purchase cost recognized in-line with the related contract revenue, the amortization amount of our software copyright, and the purchase cost of software use right and software training courses related to the software sales and technical services contract we signed with our customers. Other direct installation and testing costs related to the software sales and direct cost of performing separate technical services were insignificant based on our historical experience as compared to the related revenue amount. Therefore, in our normal course of business, we do not consider it necessary to separate these direct costs from our total operating expenses.

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. Cost of sales of Anhui Jucheng represented the manufacturing cost of the chemical product, Polyacrylamide, sold in each reporting period, which mainly consists of raw material cost (mainly acrylonitrile, acrylic acid and acrylamide solution), salary cost of the manufacturing department and other manufacturing overhead such as electricity, water, depreciation and other manufacturing supplies.

For the nine months ended December 31, 2011, our total cost of sales increased to US$84.25 million from US$78.78 million for the same period of 2010. Without regard to the cost of sales of US$11.16 million and US$14.16 million incurred by Anhui Jucheng for the nine months ended December 31, 2011 and 2010, respectively, our total cost of sales increased to US$73.10 million for the nine months ended December 31, 2011 as compared to US$64.62 million for the same period of 2010.

For the three months ended December 31, 2011, our total cost of sales increased to US$52.54 million from US$39.35 million for the same period of 2010. Without regard to the cost of sales of US$6.36 million incurred by Anhui Jucheng for the three months ended December 31, 2010, our total cost of sales increased to US$52.54 million for the three months ended December 31, 2011 as compared to US$32.99 million for the same period of 2010.

The increase of the cost of sales for the nine and three months ended December 31, 2011 as compared to the same periods of 2010 was mainly due to the increase of the cost of sales associated with the equipment sales and installation contracts and was consistent with the increase of our equipment sales and installation net revenue achieved for the nine and three months ended December 31, 2011 as compared to the same periods of 2010.

Gross margin:

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
	US$ M	US$ M	US$ M	US$ M

Equipment sales and installation, software sales and technical services
Net revenue	64.95	41.24	98.59	85.22
Cost of sales	(52.54)	(32.99)	(73.10)	(64.62)
Gross profit	12.41	8.25	25.49	20.60
Overall gross margin (%)	19.1%	20.0%	25.9%	24.2%

Without regard to the gross profit generated by Anhui Jucheng, which is discussed separately below, for the nine months ended December 31, 2011, our gross profit increased to US$25.49 million as compared to US$20.60 million for the same period of 2010. For the three months ended December 31, 2011, our gross profit increased to US$12.41 million as compared to US$8.25 million for the same period of 2010. The level of our overall gross margin was mainly affected by (1) the relative percentage of our separate software sales and technical consultancy services volume for each reporting period, which contributed a much higher gross margin as compared to that of the equipment sales and installation contracts; and (2) the overall average gross margin of our equipment sales and installation projects completed for each reporting period, which normally constituted the majority of our total revenue amount, especially on an annual basis.

Our overall gross margins were 25.9% and 19.1% for the nine and three months ended December 31, 2011 as compared to 24.2% and 20.0% for the same periods of 2010. The increase of our overall gross margin for the nine months ended September 30, 2011 was mainly due to the increase of the gross margin achieved from our software revenue as compared to the same periods of 2010. The decrease of our overall gross margin for the three months ended December 31, 2011 was mainly due to the decrease of the relative percentages of our separate software and technical consultancy services revenue achieved over the total revenue recognized for the period as compared to the same periods of 2010.

For the nine months ended December 31, 2011 and 2010, the gross margin of our equipment sales and installation contacts was 16% and 19%, respectively. For the three months ended December 31, 2011 and 2010, the gross margin of our equipment sales and installation contacts was 15% and 16%, respectively. The overall annual average gross margin of our equipment sales and installation projects for the past three fiscal years was approximately 18%. The decrease of the overall average equipment sales and installation gross margin for the nine and three months ended December 31, 2011 as compared to the annual average margin for the past three fiscal years was mainly due to the increasing competition in this business segment.

For the nine months ended December 31, 2011 and 2010, the relative percentage of our separate software sales and technical consultancy services volume over the total net revenue we achieved (excluding the sales of Anhui Jucheng) were both 15%, and the overall gross margin for our separate software sales and technical services were 85% and 52%, respectively, which was the main reason for the increase of our overall gross margin for the nine months ended December 31, 2011 as compared to the same period of 2010. For the three months ended December 31, 2011 and 2010, the percentage of our separate software sales and technical consultancy services volume over the total net revenue we achieved (excluding the sales of Anhui Jucheng) were 5% and 21%, respectively, which was the main reason for the decrease of our overall gross margin for the three months ended December 31, 2011 as compared to the same period of 2010, and the overall gross margin for our separate software sales and technical services were 93% and 34%, respectively. For data processing software revenue, the gross profit is normally between 85%-95%, depending on the volume of software packages sold during each reporting period. For the nine and three months ended December 31, 2010, the significant decrease of the software gross margin as compared to the same periods of 2011 was mainly due to the US$8.39 million software revenue recognized for the CPPEI contact as discussed above (approximately 75% and 100% of the total software sales revenue for the nine and three months ended December 31, 2010), which gross margin was only 35%.

We believe that our overall gross margin is typically between 20%-30% on a fiscal year basis, based on our existing business models. As discussed above, on a quarterly basis, our overall gross margin might not be stable and comparable to each other, which was mainly because of the different percentage of the software and technical services revenue and the equipment sales and installation revenue recognized in each quarter (reporting period), which contribute a very different gross margin as compared with each other. For the three months ended December 31, 2011, our overall gross margin is lower than the annual average as discussed above, which was mainly due to the relative percentage of the equipment sales and installation revenue, which contributes much lower gross margin as compared with other revenue source, reached approximately 95% of the total net revenue recognized in this period. However, for the past three fiscal years, this percentage was approximately 85%-90% on an annual basis.

	October 1, -	October 1, -	April 1, –	July 5, -
	December 31,	December 31,	August 30,	December 31,
	2011	2010	2011	2010
	US$ M	US$ M	US$ M	US$ M

Sale of chemical products
Net revenue	-	6.84	12.03	15.33
Cost of sales	-	6.36	11.16	14.16
Gross margin	-	0.48	0.87	1.17
Overall gross margin (%)	N/A	7%	7%	8%

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. There was no material fluctuation of the overall gross margin achieved by Anhui Jucheng for the periods when its results of operations were consolidated by us.

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

Operating expense

Our operating expenses include: selling expenses, general and administrative expenses and research and development expenses.

The following tables set forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	For the three months ended				For the nine months ended
	December 31,				December 31,
	2011		2010		2011		2010
	US$	% of	US$	% of	US$	% of	US$	% of
	M	Revenue	M	Revenue	M	Revenue	M	Revenue

Net revenue	64.95	100%	41.24	100%	98.59	100%	85.22	100%
– Selling expenses	0.64	1.0%	1.16	2.8%	1.15	1.2%	1.42	1.7%
– G&A expenses	0.82	1.3%	0.44	1.1%	1.86	1.9%	1.95	2.3%
– R&D expenses	0.11	0.2%	0.07	0.2%	0.29	0.3%	0.19	0.2%
Total operating expenses	1.57	2.5%	1.67	4.1%	3.30	3.4%	3.56	4.2%

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

The following tables set forth the analysis of the operating expenses of Anhui Jucheng:

	October 1, -		October 1, -
	December 31,		December 31,		April 1, –		July 5, -
	2011		2010		August 30, 2011		December 31, 2010
	US$	% of	US$	% of	US$	% of	US$	% of
	M	Revenue	M	Revenue	M	Revenue	M	Revenue

Net revenue	-	N/A	6.84	100%	12.03	100%	15.33	100%
– Selling expenses	-	N/A	0.31	4.5%	0.55	4.6%	0.62	4.0%
– G&A expenses	-	N/A	0.26	3.8%	0.50	4.2%	0.55	3.6%
– R&D expenses	-	N/A	-	-	0.05	0.4%	-	-
Total operating expenses	-	N/A	0.57	8.3%	1.10	9.2%	1.17	7.6%

1.	Equipment sales and installation, software sales and technical services

Selling expenses:

Our selling expenses decreased to US$1.15 million for the nine months ended December 31, 2011 from US$1.42 million for the same period of 2010. For the three months ended December 31, 2011, our selling expenses decreased to US$0.64 million from US$1.16 million for the same period of 2010. Our selling expenses mainly include freight, marketing research and development expenses, salary expenses and traveling expenses of our sales department.

For the nine months ended December 31, 2011: (1) salary expenses and other staff related benefits increased by approximately US$0.17 million, which was mainly due to the inclusion of Beijing Hongteng, the newly acquired subsidiary from January 2011; (2) traveling expenses, entertainment expenses, communication expenses and other general office expenses of our sales department also increased by approximately US$0.11 million for the same reason; (3) freight decreased by approximately US$0.05 million; and (4) market research and development expenses decreased by approximately US$0.50 million as compared to the same period of 2010, as we capitalized on our prior years’ efforts in the marketing activities, which allowed us to spend less marketing expenses for the nine months ended December 31, 2011. For the three months ended December 31, 2011, the decrease of the selling expenses as compared to the same period of 2010 was also mainly due to the decrease of the market research and development expenses for approximately US$0.57 million.

According to our past experience, we believe the percentage of our total selling expenses compared to the total net revenue recognized for each reporting period is immaterial (normally less than 3%-5% of the total revenue) and may not be stable and comparable on a quarterly basis, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including but not limited to attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in consideration of the pre-market activities that may not generate revenue. In accordance with the principles set by GAAP, our expenses for the “pre-contract” stage were expensed and recorded in earnings when they incurred. Therefore, the amount of “pre-contract” expenses directly related to the marketing activities and number of contracts we anticipated during each reporting period, but not related to the corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses decreased to US$1.86 million for the nine months ended December 31, 2011 from US$1.95 million for the same period of 2010. For the three months ended December 31, 2011, our general and administrative expenses increased to US$0.82 million from US$0.44 million for the same period of 2010. Our general and administrative expenses mainly include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including but not limited to legal, audits, financial consultancy and investor relations).

For the nine months ended December 31, 2011, (1) rental expenses decreased by approximately US$0.02 million mainly due to the decrease of office space leased for our HK subsidiaries from September 2010; (2) salary expenses and the related staff welfare increased by approximately US$0.12 million mainly due to the inclusion of Beijing Hongteng, our newly acquired subsidiary from January 2011; (3) general office administration expenses decreased by approximately US$0.04 million mainly due to the decease of general office expenses of our HK subsidiaries, because we engaged a third party service provider to help us handle the contract settlement transactions with the commercial banks in HK. However, start from the second half of our fiscal 2011, we began to gradually handled of these transactions with our HK banks without any assistance from third parties; (4) bank handling charges related to the contract settlement transaction increased by approximately US$0.06 million, due to the overall increase of our equipment sales and installation contracts for the nine months ended December 31, 2011 as compared with the same period of 2010; and (5) professional services charges and share based compensation expenses decreased by approximately US$0.21 million, as we gradually trained our own staff to handle more duties in relation to these matters and decreased the related out-sourced professional service charges as compared with the same period of last year.

For the three months ended December 31, 2011, (1) salary expenses and the related staff welfare increased by approximately US$0.06 million mainly due to the inclusion of Beijing Hongteng, our newly acquired subsidiary from January 2011; (2) rental expenses increased by approximately US$0.04 million mainly due to the increase of the office space and staff dormitory for Beijing Hongteng, our HK subsidiaries moved to the new office from September 2010, therefore, the decrease of the office space and rental expenses for our HK subsidiaries as discussed for the nine months ended December 31, 2011 did not have any impact on the rental expenses for the three months ended December 31, 2011; (3) general office administration expenses increased by approximately US$0.03 million mainly due to the inclusion of Beijing Hongteng, which increase is higher than the decrease of our HK subsidiaries out-sourced bank handling services charges as discussed for the nine months ended December 31, 2011, as our HK offices had started to gradually decrease this out-sourced services from the third fiscal quarter of our fiscal 2011; (4) bank handling charges related to the contract settlement transaction increased by approximately US$0.22 million, due to the significant increase of our equipment sales and installation contracts for the three months ended December 31, 2011 as compared with the same period of 2010; and (5) other miscellaneous charges increased by approximately US$0.03 million.

Research and development expenses:

Research and development expenses represent the salary expenses and other related expenses of our research and development department. Our research and development expenses increased to US$0.29 million for the nine months ended December 31, 2011 from US$0.19 million for the same period of 2010. For the three months ended December 31, 2011, our research and development expenses increased to US$0.11 million from US$0.07 million for the same period of 2010. The increase of our research and development expenses was mainly due to the increase of such expenses of Beijing Hongteng, our newly acquired subsidiary from January 2011. We expect our research and development expenses to increase in the future as we plan to hire additional R&D personnel to strengthen the functionality of our current software products, develop additional competitive industrial software products and provide more software related technical consultancy services.

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

For the three months ended December 31, 2010, Anhui Jucheng incurred approximately US$0.31 million of selling expenses, which mainly consist of (1) freight expense of approximately US$0.11 million; (2) salary expense of the sales department of approximately US$0.11 million; (3) products packing material costs of approximately US$0.03 million; (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.06 million.

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

For the three months ended December 31, 2010, Anhui Jucheng incurred approximately US$0.26 million of general and administrative expenses, which mainly consist of (1) salary and welfare of management and administrative staff of approximately US$0.07 million; (2) traveling expenses of approximately US$0.03 million; (3) insurance and other taxes of approximately US$0.04 million; and (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.12 million.

Research and development expenses:

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.05 million of research and development expenses, which was related to a product technical update project conducted by Anhui Jucheng during the period. No research and development expenses were incurred by Anhui Jucheng for the period from July 5, 2010 and October 1, 2010 through December 31, 2010.

Operating profits

As a result of the foregoing, for the nine months ended December 31, 2011, our operating profit increased to US$21.96 million, of which approximately US$22.19 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.23 million operating loss for the nine months ended December 31, 2011, as compared to US$17.04 million of operating profits we achieved for the nine months ended December 31, 2010, of which US$17.03 million was generated from our equipment sales and installation, software sales and technical services and US$0.01 million was generated from our sales of chemical products.

For the three months ended December 31, 2011, our operating profit increased to US$10.84 million, which was all generated from our equipment sales and installation, software sales and technical services, as compared to US$6.50 million of operating profits we achieved for the three months ended December 31, 2010, of which US$6.59 million was generated from our equipment sales and installation, software sales and technical services and we incurred an approximately US$0.09 million operational loss from the sales of chemical products.

Other income and expenses

Our other income and expenses mainly include interest income, interest expenses and bank charges for credit facilities, exchange gains or losses, value added tax refund, gain on deconsolidation of subsidiary, other income and expenses. As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

Interest income, interest expenses, bank charges and exchange gains or losses:

●	Interest income represents the interest income we earned from cash deposits we kept in the commercial banks and interest income from temporary loans we made to related party and unrelated party as disclosed in Note 8 and Note 10 to our unaudited condensed consolidated financial statements.

●	Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholders (annual interest rate of 3% to 5%), the short-term working capital bank loans borrowed by Anhui Jucheng, short-term bank loans borrowed for the exportation of the oil sludge cleaning equipment and the bank overdraft charges. For the nine months ended December 31, 2011, we incurred approximately US$0.18 million in interest expenses for the shareholder loans, approximately US$0.07 million in interest expenses for the short-term bank loans, of which approximately US$0.05 million was for the working capital loans borrowed by Anhui Jucheng and approximately US$0.02 million for the short-term bank loan borrowed for importation of the oil sludge cleaning equipment. We also incurred approximately US$0.12 million of bank overdraft charges. For the nine months ended December 31, 2011, we also incurred approximately US$0.11 million in bank charges for the credit facilities granted by our banks for the importation of equipment for our equipment sales and installation contracts.

●	Exchange loss incurred for the nine and three months ended December 31, 2011 and 2010 were mainly due to the devaluation of the US dollar against Renminbi, Japanese Yen and Euro.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect to sales of software products. This refund is regarded as subsidy income granted by the PRC government and we recognize the value added tax refund as other income only when it has been received. There is no condition to the use of the refund received. We received approximately US$nil and US$1.93 million of value added tax refund for the nine months ended December 31, 2011 and 2010, respectively. For the three months ended December 31, 2011 and 2010, we received approximately US$nil and US$1.56 million of value added tax refund, respectively.

Gain on deconsolidation of a subsidiary:

The deconsolidation of Anhui Jucheng occurred on August 30, 2011 was accounted for in accordance with ASC Topic 810 “Consolidation”. For the nine months ended December 31, 2011, we recognized a non-cash gain of approximately US$30.41 million upon deconsolidation of Anhui Jucheng in our consolidated statements of income and comprehensive income with a corresponding increase to the carrying value of the investment in Anhui Jucheng in our consolidated balance sheet. This deconsolidation gain represents the excess of the fair value of our retained equity interest in Anhui Jucheng, which is 39.13% over its carrying value as of the date of deconsolidation.

Other:

For the periods from April 1, 2011 through August 30, 2011, Anhui Jucheng achieved approximately US$0.12 million of other income from selling of scrap raw materials and other supplies. For the period from July 5, 2010 and through December 31, 2010, Anhui Jucheng received approximately US$0.46 million subsidy income and awards from its provincial and regional governments for its technology contribution and development in the polyacrylamide production field and achieved approximately US$0.08 million other income from selling of scrap raw materials and other supplies. For the three months ended December 31, 2010, Anhui Jucheng received approximately US$0.19 million subsidy income and awards from its provincial and regional governments for its technology contribution and development in the polyacrylamide production field and achieved approximately US$0.05 million other income from selling of scrap raw materials and other supplies.

Income before income tax

As a result of the foregoing, for the nine months ended December 31, 2011, our income before income tax increased to US$50.86 million. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the nine months ended December 31, 2011, our income before income tax increased to US$20.45 million, of which approximately US$20.59 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.14 million loss before income tax for the nine months ended December 31, 2011, as compared to US$18.59 million of income before income tax for the nine months ended December 31, 2010, US$18.12 million of which was generated from our equipment sales and installation, software sales and technical services, and US$0.47 million was generated from our sale of chemical products.

For the three months ended December 31, 2011, our income before income tax increased to US$10.42 million, which was all generated from our equipment sales and installation, software sales and technical services, as compared to US$7.71 million of income before income tax for the three months ended December 31, 2010, US$7.58 million of which was generated from our equipment sales and installation, software sales and technical services, and US$0.13 million was generated from our sale of chemical products.

Income tax expenses

The entities within our company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, our Hong Kong subsidiaries are generally subject to Hong Kong profits tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the nine and three months ended December 31, 2011 and 2010, respectively.

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

Beijing Hongteng is subject to 25% income tax for the nine and three months ended December 31, 2011.

No provision for other overseas taxes is made as neither we nor China LianDi have any taxable income in the U.S. or the British Virgin Islands.

The new income tax law in China imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the new income tax law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing earnings to us for the years ended March 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at December 31, 2011 and March 31, 2011. Total undistributed earnings of these PRC subsidiaries at December 31, 2011 and March 31, 2011 were RMB612,547,228 ($97,215,831) and RMB345,042,882 ($52,626,881), respectively.

Income tax expenses increased for the nine and three months ended December 31, 2011, which was mainly due to the expiration of the EIT exemption period of Beijing JianXin. From January 1, 2011, Beijing JianXin is subject to 12.5% EIT until December 31, 2013.

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

Equity in earnings of equity method affiliate

Upon deconsolidation of Anhui Jucheng, which occurred on August 30, 2011, we ceased to have a controlling financial interest in Anhui Jucheng and Anhui Jucheng became an equity method affiliate company of us. Therefore, in accordance with ASC Topic 323 “Equity Method and Joint Ventures”, for the nine and three months ended December 31, 2011, we recognized our pro-rata share of income incurred by Anhui Jucheng for the period from August 31, 2011 and October 1, 2011 through December 31, 2011, which was approximately US$0.60 million and US$0.69 million, respectively, in our consolidated statement of income and comprehensive income, with a corresponding increase to the carrying value of the long-term investment in Anhui Jucheng in our consolidated balance sheet. The net income achieved by Anhui Jucheng for the period from August 31, 2011 and October 1, 2011 through December 31, 2011 was mainly the subsidy income received from its local government to support the construction of the new production facilities of Anhui Jucheng.

Net income

As a result of the foregoing, for the nine months ended December 31, 2011, our net income increased to US$41.20 million. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the nine months ended December 31, 2011, our net income increased to US$18.39 million, of which approximately US$17.86 million was generated from our equipment sales and installation, software sales and technical services, and approximately US$0.53 million was generated from our sales of chemical products, as compared to US$18.48 million of net income for the nine months ended December 31, 2010, US$18.12 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.36 million was generated from our sale of chemical products.

For the three months ended December 31, 2011, our net income increased to US$9.80 million, of which approximately US$9.11 million was generated from our equipment sales and installation, software sales and technical services, and approximately US$0.69 million was generated from our sales of chemical products, as compared to US$7.68 million of net income for the three months ended December 31, 2010, US$7.57 million of which was generated from our equipment sales and installation, software sales and technical services and US$0.11 million was generated from our sale of chemical products.

Income attributable to non-controlling interests

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. During the period that Anhui Jucheng’s results of operations was consolidated by us, net income or loss generated from Anhui Jucheng was allocated to the non-controlling shareholder of Anhui Jucheng based on his respective percentage of the ownership in the entity , which was 49%, during that period. Therefore, for the period from April 1, 2011 through August 30, 2011, approximately US$0.08 million of Anhui Jucheng’s net loss incurred was attributable to the 49% noncontrolling interest shareholder of Anhui Jucheng. For the period from July 5, 2010 and October 1, 2010 through December 31, 2010, approximately US$0.17 million and US$0.05 million of Anhui Jucheng’s net income was attributable to the 49% noncontrolling interest shareholder of Anhui Jucheng, respectively.

Net income available to LianDi Clean stockholders

Net income minus income attributable to noncontrolling interests is net income available to LianDi Clean stockholders. For the nine months ended December 31, 2011 and 2010, net income available to LianDI Clean stockholders was US$41.28 million and US$18.31 million, respectively. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the nine months ended December 31, 2011 and 2010, the net income available to LianDi Clean stockholders was approximately US$18.47 million and US$18.31 million, respectively. For the three months ended December 31, 2011 and 2010, net income available to LianDi Clean stockholders was US$9.80 million and US$7.63 million, respectively.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method. Accretion of such preferred stock deemed dividend for the nine and three months ended December 31, 2010 was approximately US$3.01 million and US$1.06 million, respectively, which was recorded as a deduction to the net income available to common stockholders of LianDi Clean for the nine and three months ended December 31, 2010. No further accretion was required after March 31, 2011.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, the holders of the Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock, which was US$3.50 per share, and the actual number of days each share was outstanding within the reporting period. Total preferred stock dividend accrued was approximately US$1.06 million and US$1.43 million for the nine months ended December 31, 2011 and 2010, respectively. For the three months ended December 31, 2011 and 2010, total preferred stock dividend accrued was approximately US$0.35 million and US$0.45 million, respectively.

Net income available to common stockholders of LianDi Clean

Net income available to LianDi Clean stockholders minus preferred stock deemed dividend and preferred stock cash dividend is net income available to common stockholders of LianDi Clean. For the nine months ended December 31, 2011 and 2010, net income available to common stockholders of LianDi Clean was approximately US$40.22 million and US$13.87 million, respectively. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the nine months ended December 31, 2011, and the US$3.01 million preferred stock deemed dividend recognized for the nine months ended December 31, 2010, our adjusted net income available to common stockholders of LianDi Clean was US$17.41 million and US$16.88 million, respectively. For the three months ended December 31, 2011 and 2010, net income available to common stockholders of LianDi Clean was approximately US$9.46 million and US$6.12 million, respectively. Without regard to the US$1.06 million preferred stock deemed dividend recognized for the three months ended December 31, 2010, for the three months ended December 31, 2011 and 2010, our adjusted net income available to common stockholders of LianDi Clean was US$9.46 million and US$7.18 million, respectively.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents. As of December 31, 2011, we had cash and cash equivalents of approximately US$53.04 million.

Our liquidity needs include: net cash used in operating activities, which mainly consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our majority owned subsidiary, Anhui Jucheng, to purchase raw materials for the manufacturing of chemical products, before Anhui Jucheng was deconsolidated; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of chemical products, before Anhui Jucheng was deconsolidated; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities mainly consists of the investments in computers and other office equipment, investment in purchasing of the oil sludge cleaning equipment and upgrading and enhancing the existing manufacturing facilities for our majority owned subsidiary, Anhui Jucheng, before Anhui Jucheng was deconsolidated. For the nine months ended December 31, 2011 and 2010, we primarily financed our liquidity needs through our existing cash.

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine months ended December 31,
	2011	2010
	(Amount in thousands of US dollar)

Net cash used in operating activities	(32,067)	(18,037)
Net cash used in investing activities	(12,864)	(316)
Net cash provided by (used in) financing actives	23,037	(944)
Effect of foreign currency exchange rate changes	1,687	1,041
Net decrease in cash and cash equivalents	(20,207)	(18,256)

Net cash used in operating activities:

For the nine months ended December 31, 2011, net cash used in operating activities of US$32.07 million was primarily attributable to:

(1)	net income of US$19.10 million (excluding an approximately US$1.33 million of non-cash expenses of depreciation, amortization, and share-based payments, an approximately US$0.60 million of equity of income in equity method affiliate and an approximately US$30.41 million non-cash gain and a related approximately US$7.60 million deferred income tax expense recognized for deconsolidation of Anhui Jucheng);

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$3.83 million; and

-	income tax payable increased by approximately US$2.63 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and notes receivable balance increased by approximately US$44.43 million;

-	we spent approximately US$5.89 million as prepayments to our equipment suppliers for the uncompleted contracts and to our raw material suppliers for purchasing of raw materials of chemical products and at the same time, inventory balances increased by approximately US$0.56 million;

-	tender deposits and other prepaid expenses increased by approximately US$4.83 million; and

-	we also spent approximately US$1.92 million to settle other operating liabilities during the period, all of which represent a cash outflow of the period.

For the nine months ended December 31, 2010, net cash provided by operating activities of US$18.04 million was primarily attributable to:

(1)	net income of approximately US$19.75 million (excluding an approximately US$1.27 million of non-cash expenses of depreciation, amortization and share-based payments);

(2)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and notes receivable balance increased by approximately US$24.50 million;

-	we spent approximately US$8.44 million in prepayments, which was mainly paid to our equipment suppliers for the uncompleted projects of our equipment sales and installation contracts, and to our raw material suppliers for purchasing raw materials of chemical products and at the same time inventory balance increased by approximately US$1.25 million;

-	tender deposits and other prepaid expenses increased by approximately US$1.12 million; and

-	we also spent approximately US$2.48 million to settle our account payables and other operating liabilities during the period, all of which represent a cash outflow of the period.

Net cash used in investing activities:

For the nine months ended December 31, 2011, our net cash used in investing activities mainly consisted of the following transactions: (1) we spent approximately US$2.06 million for purchasing the oil sludge cleaning equipment and approximately US$0.03 million for purchasing other general office equipment; (2) Anhui Jucheng spent approximately US$2.91 million to purchase equipment for upgrading of its current manufacturing facilities, and spent approximately US$2.11 million as a deposit for land use rights; ; (3) the cash outflow effect of deconsolidation of Anhui Jucheng was approximately US$5.36 million, which represented the cash and cash equivalents balance of Anhui Jucheng on the date of deconsolidation; and (4) we also made a temporary loan to a related party of approximately US$0.39 million during the period. In aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$12.86 million for the nine months ended December 31, 2011.

For the nine months ended December 31, 2010, our net cash used in investing activities mainly consisted of the following transactions: (1) we had an approximately US$2.38 million net cash inflow in connection with the Anhui Jucheng acquisition incurred on July 5, 2010, representing Anhui Jucheng’s cash and cash equivalents upon acquisition by us. We injected capital of RMB40.8 million (approximately US$6 million) into Anhui Jucheng in the form of cash in exchange for its 51% equity interest. Anhui Jucheng then became a subsidiary of us and thus the capital contribution has no impact on our consolidated cash flows; (2) during the nine months ended December 31, 2010, our newly acquired subsidiary, Anhui Jucheng spent approximately US$0.14 million cash to purchase the equipment for the upgrading of its current manufacturing facilities and incurred approximately US$0.97 million as a deposit for land use rights to further upgrade its manufacturing facilities; and (3) during the nine months ended December 31, 2010, we lent an approximate US$4.89 million of temporary loan to a third party, at the same time, we also collected an approximate US$3.30 million of temporary loan we made to another third party. In aggregate, these transactions resulted in a net cash outflow of investing activities for about US$0.32 million for the nine months ended December 31, 2010.

Net cash provided by/used in financing activities:

Our net cash provided by or used in financing activities included the following transactions: (1) the loans we borrowed from or repaid to our shareholders and noncontrolling shareholder of our majority owned subsidiary, Anhui Jucheng, before Anhui Jucheng was deconsolidated; (2) cash used for the payment of the cash dividends to our convertible preferred stockholders; (3) the decrease or increase of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities; (4) short-term loans and revolving lines of credit we borrowed from or repaid to commercial banks; and (5) temporary loans we borrowed from or repaid to other third parties.

For the nine months ended December 31, 2011, (1) we paid approximately US$0.76 million cash for the dividends on our convertible preferred stock; (2) as of December 31, 2011, the restricted cash balance decreased by approximately US$0.27 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2011, which was recorded as a cash inflow from our financing activities; (3) we repaid approximately US$0.18 million to the noncontrolling shareholder of Anhui Jucheng; (4) our shareholders loan increased by approximately US$1.16 million, of which approximately US$0.32 million from Mr. Zuo, president and CEO of our company, and approximately US$0.84 million from SJ Asia; (5) we borrowed approximately US$10.36 million short-term bank loans for the importation of the oil sludge cleaning equipment and revolving lines of credit and repaid approximately US$3.88 million of the short-term bank loans we borrowed previously; (6) we also repaid approximately US$6.17 million of third party loans we borrowed temporarily in the last quarter of fiscal 2011 for our short RMB financing needs for the tender bidding purposes; and (7) capital contributions received in advance from new shareholders of Anhui Jucheng of US$22.23 million. Capital injection of RMB142 million (approximately US$22.23 million) by the six new independent third party investors were paid to Anhui Jucheng in cash on August 8, 2011. The capital injection was approved by the PRC bureau and the new business license of Anhui Jucheng was issued on August 30, 2011, and Anhui Jucheng was deconsolidated from our financial statements since August 30, 2011. In aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$23.04 million for the nine months ended December 31, 2011.

For the nine months ended December 31, 2010, (1) we paid approximately US$1.13 million cash for the dividend of convertible preferred stock; (2) as of December 31, 2010, the restricted cash balance increased by approximately US$1.46 million as collateral for issuance of letters of credit to our suppliers as compared to that of March 31, 2010, which was recorded as a cash outflow of our financing activities; (3) Mr. Zuo temporarily deposited approximately US$3.07 million into our bank account, which temporarily increased the amount due to him; (4) we also repaid approximately US$0.83 million to the noncontrolling shareholder of Anhui Jucheng; and (5) Anhui Jucheng also repaid approximately US$0.59 million of short-term bank loan during the period. In aggregate, this resulted in a net cash outflow from financing activities of approximately US$0.94 million for the nine months ended December 31, 2010.

Credit Facilities:

As of December 31, 2011, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee line and import trade finance and facilities for negotiation of export documentary credit discrepant bills against letters of indemnity, up to an aggregate amount of HK$79.5 million (equivalent to approximately $10.23 million). Collateral for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$45 million (or approximately $5.79 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $0.64 million).

The General Facilities are available to the Company until July 15, 2012.

As of December 31, 2011, there were outstanding contract performance guarantees of $3,878,793 issued by the banks on behalf of the Company, of $2,587,835 guarantees were granted under the General Facilities. There was no other borrowing under the General Facilities as of December 31, 2011.

On November 11, 2011, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $772,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility include a guarantee for HK$6 million from China LianDi. As of December 31, 2011, there was no borrowing under the Government Sponsored Facility.

C.  Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2011.

D.  Tabular Disclosure of Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011:

	Purchase of
	equipment	Office rental	Total
	US$	US$	US$

Three months ending March, 31, 2012	2,287,293	110,194	2,397,487
Fiscal year ending March 31,
-2013	-	353,574	353,574
-2014	-	57,808	57,808
Thereafter	-	-	-
	2,287,293	521,576	2,808,869

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2011, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and as discussed below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2011 were not effective, as we do not have appropriate policies and procedures in place to properly account for the deferred tax expense and deferred tax liability in relation to the gain realized upon deconsolidation of a subsidiary. In response to the above-identified material weakness and to strengthen our internal control over financial reporting, we plan to make necessary changes by providing training to our finance team and our other relevant personnel on the U.S. GAAP accounting guidance applicable to our financial statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

