Form 10-K
period 2012-03-31
LianDi Clean Technology Inc.
filed 2012-07-13
CIK 1353386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to __________

COMMISSION FILE NO. 000-52235

LIANDI CLEAN TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

NEVADA	75-2834498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4th Floor, Tower B, Wanliuxingui Building,

No. 28 Wanquanzhuang Road,

Haidian District, Beijing, China, 100089

(Address of principal executive offices)

+86-10-5872-0171

(Issuer’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: None.

Title of Each Class	Name of Exchange On which Registered

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

Common Stock, par value $0.001 per share
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

The aggregate market value of the 7,709,547 shares of common equity stock held by non-affiliates of the Registrant was approximately $16,267,144 on the last business day of the Registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $2.11 per share, as reported on the OTC Bulletin Board.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value as of July 12, 2012 was 36,444,850.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “LianDi,” “we,” “us” or “our” are references to the combined business of LianDi Clean Technology Inc. and its consolidated subsidiaries. References to “China LianDi” are references to our wholly-owned subsidiary, China LianDi Clean Technology Engineering Ltd.; references to “Hua Shen HK” are references to our wholly-owned subsidiary, Hua Shen Trading (International) Ltd.; references to “PEL HK” are to our wholly-owned subsidiary, Petrochemical Engineering Ltd.; references to “Bright Flow” are references to our wholly-owned subsidiary, Bright Flow Control Ltd.; references to “Hongteng HK” are references to our wholly-owned subsidiary, Hongteng Technology Limited.; references to “Beijing JianXin” are references to our wholly-owned subsidiary, Beijing JianXin Petrochemical Engineering Ltd.; references to “Beijing Hongteng” are references to our wholly-owned subsidiary, Beijing Hongteng Weitong Technology Co., Ltd.; and references to “Anhui Jucheng” are references to our equity method affiliate, Anhui Jucheng Fine Chemicals Co., Ltd. References to “China” or “PRC” are references to the People’s Republic of China. References to “RMB” are references to Renminbi, the legal currency of China, and all references to “$” and dollar are references to the U.S. dollar, the legal currency of the United States.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to LianDi Clean Technology Inc. that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

ITEM 1	BUSINESS

Company Background

We are a holding company that provides downstream flow equipment and engineering services to China’s leading petroleum and petrochemical companies. Prior to the consummation of the share exchange transaction described below, we were a shell company with nominal operations and nominal assets. Our wholly-owned subsidiary, China LianDi, was established in July 2004 to serve the largest Chinese petroleum and petrochemical companies. Through our operating subsidiaries, which are Hua Shen HK, PEL HK, Bright Flow, Hongteng HK, Beijing JianXin and Beijing Hongteng, we: (i) distribute a wide range of petroleum and petrochemical valves and equipment, including unheading units for the delayed coking process, as well as provide associated value-added technical services; (ii) provide systems integration services; (iii) develop and market proprietary optimization software; and (iv) distribute and lease oil sludge cleaning equipment and provide oil sludge cleaning services, which we expect to be launched in fiscal 2013. We are also engaged in manufacturing and selling of industrial chemical products through our equity method affiliate, Anhui Jucheng. Our products and services are provided both bundled or individually, depending on the needs of the customer.

Our objectives are to enhance the reputation of our brand, continue our growth and strengthen our position in production automation and process optimization, as well as clean and advanced technology for the petroleum and petrochemical industry in China. In the next three years, we intend to expand the range of the industrial equipment to be delivered to our customers, which we expect will expand our ability to bid for a broader range of projects while meeting more of our customers’ needs. We intend to strengthen our optimization software for the efficiency and safety of the production and management processes for petroleum and petrochemical companies, enhancing its function and reliability. We also intend to expand and further develop our long-term relationships with our customers, helping them reduce their production costs and increase the efficiency and safety of their facilities.

Corporate Structure

Our current corporate structure is set forth below:

Our Operating Subsidiaries and Equity Method Affiliate

Hua Shen HK is a company organized under the laws of Hong Kong Special Administrative Region of the PRC and was incorporated in 1999. Beginning in 2005, Hua Shen HK started to distribute industrial equipment for the petroleum and petrochemical industry in China. Currently, Hua Shen HK is a qualified supplier for China Petroleum & Chemical Corporation, China National Petroleum Corporation, China National Offshore Oil Corporation, SinoChem Corporation and ChemChina Group Corporation.

PEL HK was established in Hong Kong under the laws of Hong Kong Special Administrative Region of the PRC in 2007. This company primarily distributes petroleum and petrochemical equipment and provides related technical services. Currently, PEL HK is a qualified supplier for China National Petroleum Corporation, China National Offshore Oil Corporation, SinoChem Corporation, ChemChina Group Corporation and China Shenhua Energy Company Limited.

Bright Flow was established in Hong Kong under the laws of Hong Kong Special Administrative Region of the PRC in 2007. This company is mainly engaged in the distribution of petrochemical equipment.

Hongteng HK was established in Hong Kong under the laws of Hong Kong Special Administrative Region of the PRC in 2009. In December 2010, we acquired a 100% interest in Hongteng HK (including its wholly-owned subsidiary, Beijing Hongteng) from Mr. Jianzhong Zuo, our Chief Executive Officer, President and Chairman.

Beijing JianXin was incorporated in Beijing, PRC in May 2008, and is a wholly-owned subsidiary of PEL HK. Beijing JianXin is primarily engaged in distributing industrial oil and gas equipment and providing related technical and engineering services, developing and marketing optimization software and providing clean technology solutions for the delayed coking industry.

Beijing Hongteng was incorporated in Beijing, PRC in January 2010, and is a wholly-owned subsidiary of Hongteng HK. Beijing Hongteng is primarily engaged in delivering industrial equipment with the related integration and technical services, developing and marketing software, and providing other technical consultancy services for petrochemical, petroleum and other energy companies in the production safety management field, including distributing and leasing of oil sludge cleaning equipment and providing oil sludge cleaning services, which we expect to be launched in fiscal 2013.

Anhui Jucheng was incorporated in Anhui, PRC in January 2005. On July 5, 2010, we acquired a 51% interest in Anhui Jucheng and it became our majority-owned subsidiary through August 30, 2011. On August 30, 2011, as approved by the shareholders of Anhui Jucheng, six unaffiliated third party investors invested in the aggregate of RMB142 million (approximately $22.23 million) in cash in Anhui Jucheng, and obtained a 23.28% equity interest in the increased registered capital of Anhui Jucheng. As a result, our share of the equity interests in Anhui Jucheng decreased from 51% to 39.13% and we ceased to have a controlling financial interest in Anhui Jucheng, but still retained an investment in, and a significant influence over, Anhui Jucheng. Accordingly, Anhui Jucheng became an equity method affiliate of ours. Anhui Jucheng is primarily engaged in developing, manufacturing and selling organic and inorganic chemicals and high polymer fine chemicals with related technical services.

Name Change

Prior to April 1, 2010, our company’s name was Remediation Services, Inc. For the sole purpose of changing our name, on April 1, 2010, we merged into a newly-formed, wholly owned subsidiary incorporated under the laws of Nevada called LianDi Clean Technology Inc. As a result of the merger, our corporate name was changed to LianDi Clean Technology Inc.

Share Exchange Agreement with China LianDi and Private Placement

Share Exchange Agreement

On February 26, 2010 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”), by and among (i) China LianDi and China LianDi’s shareholders, SJ Asia Pacific Ltd., a company organized under the laws of the British Virgin Islands, which is a wholly-owned subsidiary of SJI Inc., a Jasdaq listed company organized under the laws of Japan, China Liandi Energy Resources Engineering Technology Limited, a company organized under the laws of the British Virgin Islands, Hua Shen Trading (International) Limited, a company organized under the laws of the British Virgin Islands, Rapid Capital Holdings Limited, a company organized under the laws of the British Virgin Islands, Dragon Excel Holdings Limited, a company organized under the laws of the British Virgin Islands, and TriPoint Capital Advisors, LLC, a limited liability company organized under the laws of Maryland (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) Reed Buley, our former principal stockholder. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to us all of the China LianDi Shares in exchange for 27,354,480 shares of our common stock (such transaction, the “Share Exchange”). As a result of the Share Exchange, we are now a holding company, which through our operating companies in the PRC, provide downstream flow equipment and engineering services, optimization software packages, clean and advanced industrial technology based equipment and services to the leading petroleum and petrochemical companies in the PRC.

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

We also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which China LianDi Energy Resources Engineering Technology Ltd., an affiliate of Jianzhong Zuo, our Chief Executive Officer, President and Chairman, delivered into an escrow account 1,722,311 shares of common stock (the “Escrow Shares”) to be used as a share escrow for the achievement of a fiscal year 2011 adjusted net income performance threshold of $20.5 million.

Our net income for the fiscal year ended March 31, 2011 for the purposes of the Securities Escrow Agreement was $24.1 million and exceeded the 2011 performance threshold. Therefore, the escrow shares were released to China LianDi Energy Resources Engineering Technology Ltd on August 24, 2011.

On February 26, 2012, pursuant to the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, all outstanding shares of the Series A Convertible Preferred Stock were converted into the same number of shares of our common stock.

Transactions Between Certain Stockholders

On September 27, 2011, two of our existing stockholders, SJ Asia Pacific Limited ("SJ Asia") and China LianDi Energy Resources Engineering Technology Ltd. ("LianDi Energy"), and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman, President and Chief Executive Officer of our company, consummated the transactions contemplated by the Share Purchase Agreement (the "Share Purchase Agreement") dated as of September 22, 2011 relating to the purchase by SJ Asia from LianDi Energy of 5,400,000 shares of our common stock in exchange for an aggregate purchase price of $25,920,000 ($4.80 per share). The source of funds used for this investment was the capital increase of SJI, Inc., which is the sole shareholder of SJ Asia. The purpose of the Share Purchase Agreement and the transactions contemplated thereby was for SJ Asia to acquire in excess of 51% of the outstanding common shares of our company and consolidate our company's business with that of SJI, Inc., the parent company of SJ Asia. In addition to the Share Purchase Agreement described above, SJ Asia entered into a joinder agreement to a lock-up agreement with our company whereby SJ Asia agreed that it may only sell up to one-twelfth (1/12) of SJ Asia's holdings every month through February 26, 2012.

On March 30, 2012, SJ Asia signed an Accord and Satisfaction Agreement pursuant to which it agreed to accept on May 9, 2012 (the “Transfer Date”), in lieu of an outstanding debt in the amount of Japanese Yen (J¥) 539,255,277 (approximately US$6,763,518 at an exchange rate of US$1.00 = J¥80.00 on May 10, 2012), 100% of the shares of Rapid Capital Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“Rapid Capital”), who in turn, owns 1,367,725 shares of our common stock. Therefore, SJ Asia indirectly, beneficially owns 1,367,725 shares of our common stock through Rapid Capital.

As a result, SJ Asia beneficially owns an aggregate of 19,881,463 shares of our common stock, which constitutes approximately 54.55% of the outstanding common shares of our company as of the date of this Annual Report on Form 10-K. Following the consummation of the above transactions, Mr. Zuo remains the Chairman, President and Chief Executive Officer of our company with the backing of SJ Asia.

Industry and Market Overview

China Petroleum and Petrochemical Industries

We have obtained the following industry and market overview from the U.S. Energy Information Administration Report dated May 2011.

According to the Oil & Gas Journal (OGJ), China had 20.4 billion barrels of proven oil reserves as of January 2011, up over 4 billion barrels from two years ago. China's largest and oldest oil fields are located in the northeast region of the country. China produced an estimated 4.3 million bbl/d of total oil liquids in 2010, of which 96 percent was crude oil. China's oil production is forecast to rise by about 290 thousand bbl/d to over 4.5 million bbl/d in 2012.

China consumed an estimated 9.2 million barrels per day (bbl/d) of oil in 2010, up nearly 900 thousand bbl/d, or over 10 percent from year-earlier levels. China's net oil imports reached about 4.8 million bbl/d in 2010 and it became the second-largest net oil importer in the world behind the United States in 2009. EIA forecasts that China's oil consumption will continue to grow during 2012, and the anticipated growth of 1.1 million bbl/d between 2010 and 2012 would represent almost 40 percent of projected world oil demand growth during the 2-year period.

Energy Policy

The Chinese government's energy policies are dominated by the country's growing demand for oil and its reliance on oil imports. The National Development and Reform Commission (NDRC) is the primary policymaking and regulatory authority in the energy sector, while four other ministries oversee various components of the country's oil policy. The government launched the National Energy Administration (NEA) in July 2008 in order to act as the key energy regulator for the country. The NEA, linked with the NDRC, is charged with approving new energy projects in China, setting domestic wholesale energy prices, and implementing the central government's energy policies, among other duties. The NDRC is a department of China's State Council, the highest organ of executive power in the country. In January 2010, the government formed a National Energy Commission with the purpose of consolidating energy policy among the various agencies under the State Council.

China Oil Companies

China's national oil companies (NOCs) wield a significant amount of influence in China's oil sector. Between 1994 and 1998, the Chinese government reorganized most state-owned oil and gas assets into two vertically integrated firms: the China National Petroleum Corporation (CNPC) and the China Petroleum and Chemical Corporation (Sinopec). These two conglomerates operate a range of local subsidiaries, and together dominate China's upstream and downstream oil markets. CNPC is the leading upstream player in China and, along with its publicly-listed arm PetroChina, accounts for roughly 60 percent and 80 percent of China's total oil and gas output, respectively. CNPC's current strategy is to integrate its sectors and capture more downstream market share. Sinopec, on the other hand, has traditionally focused on downstream activities, such as refining and distribution, with these sectors making up nearly 80 percent of the company's revenues in recent years and is gradually seeking to acquire more upstream assets.

Additional state-owned oil firms have emerged over the last several years. The China National Offshore Oil Corporation (CNOOC), which is responsible for offshore oil exploration and production, has seen its role expand as a result of growing attention to offshore zones. Also, the company has proven to be a growing competitor to CNPC and Sinopec by not only increasing its exploration and production expenditures in the South China Sea but also extending its reach into the downstream sector particularly in the southern Guangdong Province. The Sinochem Corporation and CITIC Group have also expanded their presence in China's oil sector, although they are still relatively small.

Whereas onshore oil production in China is mostly limited to CNPC and CNOOC, international oil companies (IOCs) have been granted greater access to offshore oil prospects, mainly through production sharing agreements. IOCs involved in offshore E&P work in China include: Conoco Phillips, Shell, Chevron, BP, Husky, Anadarko, and Eni, among others. IOCs leverage their technical expertise in order to partner with a Chinese NOC and make a foray into the Chinese markets.

Pricing Reform

The Chinese government launched a fuel tax and reform of the country's product pricing mechanism in December 2008 in order to tie retail oil product prices more closely to international crude oil markets, attract downstream investment, ensure profit margins for refiners, and reduce energy intensity caused by distortions in the market pricing. When international crude oil prices increased in 2010, the NDRC did not increase downstream fuel prices at the same level, causing refiners, especially NOCs to incur profit losses on the downstream business and increase exports to help offset the losses.

Refining

China is steadily increasing its oil refining capacity in order to meet robust demand growth. Most industry sources estimate China's installed crude refining capacity at over 11 million bbl/d. China's goal is to augment refining capacity by about 3.3 million bbl/d by 2015. A recent report by Sinopec stated that the national oil refining capacity would rise to 15 million bbl/d by 2016.

Sinopec and CNPC are the two dominant players in China's oil refining sector, accounting for 50 percent and 35 percent of the capacity, respectively. However, CNOOC entered the downstream sector through the commission of the company's first refinery, the 240,000 bbl/d Huizhou plant. Sinochem has also proposed a number of new refineries, and national oil companies from Kuwait, Saudi Arabia, Russia, Qatar, and Venezuela have also entered into joint-ventures with Chinese companies to build new refining facilities. The Chinese NOCs recently expanded their refining portfolios through commissioning two more refineries in 2010, Sinopec's Tianjin and CNPC's Quinzhou, each with a capacity of 200,000 bbl/d. By 2010, China's total refinery processing reached around 8.5 million bbl/d, up by 13 percent over the previous year.

PetroChina (CNPC) is branching out to acquire refinery stakes in other countries in efforts to move downstream and secure more global trading and arbitrage opportunities. The company's purchase of Singapore Petroleum Corporation and a portion of Japan's Osaka refinery are cases where PetroChina is looking for a foothold within the region's refining opportunities.

The refining sector has undergone modernization and consolidation in recent years, with dozens of small refineries (“teapots” and independent refiners), ranging from 40,000 bbl/d to 120,000 bbl/d and accounting for about 15 percent of total refinery capacity, shut down. The NDRC plans to eliminate refineries smaller than 20,000 bbl/d that are mostly owned by independent companies in efforts to encourage economies of scale and energy efficiency measures.

Domestic price regulations for finished petroleum products have hurt Chinese refiners, particularly small ones, in the past few years when oil prices were high. Lower domestic prices compared to international market prices for retail products provides incentives for Chinese refiners, especially those run by national companies, to export high volumes of products. In 2010, China imported approximately 700,000 bbl/d and exported 600,000 bbl/d of petroleum products including LPG, gasoline, diesel, jet fuel, fuel oil, and lubricants. Exports of products are expected to remain high as refining capacity is added in 2011 and beyond.

Oil Imports

The Middle East remains the largest source of China's crude oil imports, although African countries also contribute a significant amount. China imported nearly 4.8 million bbl/d of crude oil in 2010, of which over 2.2 million bbl/d (47 percent) came from the Middle East, 1.5 million bbl/d (30 percent) from Africa, 176,000 bbl/d (4 percent) from the Asia-Pacific region, and 938,000 bbl/d (20 percent) came from other countries. In 2010, Saudi Arabia and Angola were China's two largest sources of oil imports, together accounting for over one-third of China's total crude oil imports. Crude oil imports rose over 17 percent from 4.1 million bbl/d in 2009. Angola has become as significant an exporter of crude to China as Saudi Arabia and in some months has been the largest supplier. The EIA expects China to import about 72 percent of its crude oil by 2035, a significant rise from the current 50 percent.

China Environmental Regulations

In recent years, the Chinese government has made protection of the environment a priority, strengthening its environmental legislation. In 2005, the Chinese government’s State Environmental Protection Administration enacted a new, far-reaching regulatory and environmental initiative including reduced total emissions by 15% and increasing China’s energy efficiency by 30%. Furthermore, each province in China has followed the central government’s directive and established their own targets for pollution issues that affect their province. Most of the provinces pollution reduction targets have focused on air pollution caused largely by sulfur dioxide emissions and water pollution. Also, since China entered the World Trade Organization in 2001 and has begun to play an increasingly larger role in international politics, the government has been held more accountable for its climate footprint. At the Copenhagen Climate Conference, the central Chinese government pledged to cut emissions by 40 percent and reaffirmed this pledge at the U.N. Climate Change Conference in Durban South Africa in November and December 2011.

Our Principal Products and Services

Our principal products and services include:

•	distributing a wide range of petroleum and petrochemical valves and equipment, including unheading units for the delayed coking process, as well as providing associated value-added technical services;

•	providing systems integration services;

•	developing and marketing proprietary optimization software;

•	distributing and leasing oil sludge cleaning equipment and providing oil sludge cleaning services which we expect to be launched in fiscal 2013; and

•	manufacturing and selling industrial chemical products through our equity method affiliate, Anhui Jucheng.

Distribution & Technical Services

We distribute hundreds of different types of valves and related equipment from manufacturers/suppliers such as Cameron (NYSE: CAM), Poyam Valves, ABB and ROTORK. Recently, we also successfully developed our relationship with several new industrial equipment suppliers, such as: Sandvik, GE and Finder Pompes, to distribute their products to our customers pursuant to the distribution agreements we signed with them. We also provide related value-added technical services to manufacturers and petroleum and petrochemical companies. We provide locally customized technical services for international companies who sell products in China but who do not have local offices or sufficient local technical services manpower. For these companies, we offer our services by enlisting our engineers on the ground to provide localized services for their products. Our technical services include, but are not limited to: communicating with the design and R&D arms of the large Chinese oil companies; verifying and confirming the specification of products; and product inspecting, maintenance and debugging assistance. We also provide Hazard and Operability Analysis (“HAZOP”) consultancy technical services to our customers.

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

Software

Polymerization reaction is very important in the petrochemical process. It converts ethylene, propylene and other major gas-phase products into solid products which in turn can be further processed. Polymerization provides raw materials for downstream industries. The conditions important to the polymerization reaction process are mainly temperature, pressure, flow, liquid level and the catalyst. Prior to using a new process or before a catalyst is put into mass production, as well as before products are officially used, the process needs to be tested. Our software helps test the processes by producing data collection, performance analysis and process optimization indications. Polymerization reaction data collection and analysis software provides production process automation control. Our software can also be applied to other industries including the coal and steel industries. Beside polymerization reaction optimization software, we also resell other software products, such as production process stimulation software, purchased from third parties to our customers.

Oil Sludge Cleaning

The PRC government recently mandated automated cleaning technologies to be used in all oil refiners in China starting on July 1, 2010 in order to improve the safety of refining operations. However, in practice, the implementation of this regulation was not widely carried out by the PRC refineries due to a funding shortfall. Currently, only less than 20% of Chinese oil refineries use automated cleaning technologies compared to 80%-90% in developed countries. We estimate, if this regulation is fully implemented by PRC refineries in the future, the value for using this cleaning technology will be approximately US$120 million, growing at about 7% per annum.

We have imported three sets of the automated oil sludge cleaning equipment from System Kikou Co., Ltd (“SKK”), located in Tokyo, Japan, one of the world’s leading automated oil sludge treatment companies. Our key employees who are in charge of this business have strong experience and extensive resources in the industrial production processes safety area.

We may generate revenue from this segment through:

•	providing the oil sludge cleaning services directly to the oil refiners in China;

•	distributing the oil sludge cleaning equipment in China; and

•	leasing the oil sludge cleaning equipment to other oil sludge cleaning companies in China.

We are now in the bidding process for a project initiated by one of the refineries in northwest China. The potential client conducting the process is interested in our SKK oil sludge cleaning equipment.

Manufacturing and selling of industrial chemical products

Our equity method affiliate, Anhui Jucheng, was incorporated in January 2005, and is currently the sixth largest polyacrylamide products manufacturer in China, (according to China Polyacrylamide Industry Competition Trends Forecast Report issued by China National Functional Polymer Industry Committee) with a total maximum production capacity of approximately 18,000 metric tons per annum. Polyacrylaminde is mainly used in (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) an auxiliary for the papermaking industry; and (4) flocculant for river water treatments.

Anhui Jucheng is constructing three new production lines in order to expand its production capacity to approximately 53,000 metric tons per year. The new production lines are expected to be completed in the middle of fiscal 2013. After having completed these new production lines, management estimates Anhui Jucheng will become the fourth largest polyacrylamide products manufacturer in China.

We believe our investment in Anhui Jucheng enabled us to improve our product structure and diversify our channels of business opportunities. Currently, Anhui Jucheng sells polyacrylaminde products mainly though the distributors to the end users, who are mostly large oil fields.

Depending on customers’ needs, our products and services may be bundled together or provided individually.

Our Competitive Strengths

Our competitive strengths include:

Product advantages

We import high-quality petroleum and petrochemical valves and equipment, and distribute them to our domestic clients who are large petroleum and petrochemical companies located and operating in China. Our suppliers are global and reputable industrial equipment manufacturers with leading technology among their competitors. Our international suppliers include Cameron, DeltaValve, Poyam Valves, Rotork, Bornemann, Metso, Ruhrpumpen, ABB, Sandvik, GE and Finder Pompes. We also work with the design and R&D subsidiaries of CNPC and Sinopec, as well as other independent design and research institutes, to determine standards in the petroleum and petrochemical industries and help them to select equipment. Our software is used by petrochemical companies during the polymerization reaction of ethylene production for data collection, performance analysis and process optimization. We believe it has several advantages over similar products, including lower cost, better quality control, improved process optimization and customization to individual customers.

Client relationship advantages

Most of the petroleum and petrochemical companies are very large state-owned enterprises in China which set high standards and thresholds for products and services providers. We have worked closely with the largest industry leaders, CNOOC, Sinochem Group, Sinopec and CNPC, to provide equipment and technical services, for almost 10 years. Each of our key management personnel have at least 10-20 years of experience in the industry and have established broad channels and networks within the industry and have earned the trust of these large state-owned industry leaders. We have also maintained strong relationships with our suppliers and research institutions.

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

We currently have approximately 157 employees (excluding employees of Anhui Jucheng), many from China’s largest petroleum and petrochemical companies and their design and R&D subsidiaries, and they possess extensive technology and design and R&D capabilities.

Comprehensive localized system integration advantage

We have accumulated more than seven years of comprehensive system integration services experience with a relatively stable base of clients and products and an effective operational team. This experience has allowed us to emerge as a high-end integrator of industrial products and related engineering services. We have the ability to understand our customers’ current systems and needs, and then design the total solution to integrate international products and technologies with their local systems.

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

Our automatic oil tank sludge cleaning equipment imported from SKK includes the following technical advantages:

•	sealed operation, safe and reliable

•	environment friendly, with no emissions;

•	recovery of the remaining crude oil in the tank, and increasing production efficiency; and

•	convenient for installation and transportation, with a high degree of commonality for different refineries.

In light of the Chinese government’s long-term industry targets to improve production safety and reduce the occurrence of accidents, we expect that this business segment will help us generate more revenue.

Benefit from income tax policy

Our PRC subsidiary, Beijing JianXin, has been qualified as a software enterprise by the required government authorities. Accordingly, Beijing JianXin has benefited from an income tax exemption for two years beginning with its first profitable calendar year of 2009 and a 50% tax reduction to a rate of 12.5% for the subsequent three years through December 31, 2013. This tax benefit will reduce the capital demands in our operating activities and allow us to invest more funding into long-term projects and to better serve our clients.

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

Growth Strategy

We plan to strengthen our leading position and achieve stable growth through the following strategies:

•	Strengthening our research and development effort to increase the functions and the stability of our optimization software to increase the sales volume of our software products which have a relatively high gross margin;

•	Expanding our distribution channels and network by increasing our sales force and collecting more industrial information and enhancing our communication with existing and potential clients;

•	Expanding and diversifying our supplier base and alliances and maintaining broader products and service solutions to be introduced to our customers;

•	Increasing our business opportunities through acquisitions to boost operational and cross-selling synergies and further diversify our products and channels of business.

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

Z&J Technologies GmbH is a German industrial valve company and a direct competitor to China LianDi/DeltaValve’s enclosed unheading units. Honeywell is also a competitor with respect to our optimization software. Oreco A/S, a company in Denmark, that specializes in the development and production of automated, non-man entry oil tank cleaning and oil recovery systems, is a competitor of LianDi/SKK’s oil sludge cleaning equipment and technology.

Methods of Distribution

We maintain aggressive sales channels and distribution networks in China with an approximately 16 member sales team, with the backing of our engineering department, which has 39 members and provides seamless pre-sale and after-sale support to our sales team and our customers. We have spent significant amount of time developing relationships with our international equipment suppliers, and with the PRC’s largest petroleum and petrochemical companies.

Our Suppliers

We maintain close relationships with, and distribute products for large, industry leading valve and equipment manufacturers, including Cameron, DeltaValve, Poyam Valves, Rotork, Bornemann, Metso, Ruhrpumpen, ABB, Sandvic, GE and Finder Pompes. Most of our suppliers enter into supply contracts with us on a project by project basis. We expect all existing supplier relationships will continue on an ongoing basis and that going forward we will add new partners to diversify our supplier base.

Significant Customers

For the fiscal year ended March 31, 2012, our major customer breakdown as a percentage of revenues was as follows: Sinopec: 27%; CNPC: 49%; and other: 24% (of which 9% represented the industrial chemicals revenue of Anhui Jucheng). We are dependent on China’s largest petroleum and petrochemical companies in our distribution business. As we grow our business, we intend to diversify our customer relationships that can benefit from our technology and software business.

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

We currently have approximately 74 employees dedicated to technical design and R&D activities. During the fiscal year ended March 31, 2012, we spent approximately $0.30 million on such activities, excluding the amount incurred by Anhui Jucheng before it was deconsolidated from us on August 30, 2011.

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

Software V1.0 of Oil Tank Information Management

With this intellectual property, we believe we can facilitate the services that are in demand by our customers.

Employees

As of March 31, 2012, we had 157 full-time employees (excluding Anhui Jucheng’s employees), including 16 in sales, 39 in engineering, 74 in technology and R&D; 3 members of management and 25 others, including accounting, importation, administration and human resources.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the PRC governmental retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

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

PRC Government Regulations

Various aspects of our operations are subject to numerous laws, regulations, rules and specifications of the PRC. We are in compliance in all material respects with such laws, regulations, rules and specifications and have obtained all material permits, approvals and registrations relating to human health and safety, the environment, taxation, foreign exchange administration, financial and auditing, and labor and employment. We make expenditures from time to time to stay in compliance with applicable laws and regulations. Below we set forth a summary of the most significant PRC regulations or requirements that may affect our business activities operated in the PRC or our shareholders’ right to receive dividends and other distributions of profits from Beijing JianXin and Beijing Hongteng, wholly foreign owned enterprises under the PRC laws (collectively “PRC subsidiaries”).

Business License

Any company that conducts business in the PRC must have a business license that covers a particular type of work. The business licenses of our PRC subsidiaries cover their present business activities. Prior to expanding our PRC subsidiaries’ business beyond that of their business license, we are required to apply and receive approval from the PRC government.

Annual Inspection

In accordance with relevant PRC laws, all types of enterprises incorporated under the PRC laws are required to conduct annual inspections with the State Administration for Industry and Commerce of the PRC or its local branches. In addition, foreign-invested enterprises are also subject to annual inspections conducted by PRC government authorities. In order to reduce enterprises’ burden of submitting inspection documentation to different government authorities, the Measures on Implementing Joint Annual Inspection issued by the PRC Ministry of Commerce together with other six ministries in 1998 stipulated that foreign-invested enterprises shall participate in a joint annual inspection conducted by all relevant PRC government authorities. Our PRC subsidiaries, as foreign-invested enterprises, have participated and passed all such annual inspections since their incorporation.

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

To produce software products in China, a software producer was required to meet the following requirements: (i) it possessed the status of an enterprise legal person, and its scope of operations included the computer software business (including technology development of software or production of software products); (ii) it had a fixed production site; (iii) it possessed necessary conditions and technologies for producing software products; and (iv) it possessed quality control measures and capabilities for the production of software products. Software developers or producers were allowed to sell their registered and recorded software products independently or through agents, or by way of licensing. Software products developed in China had to be registered with the local provincial governmental authorities in charge of the information industry and then filed with the taxation authority at the same level and MIIT. Imported software products (software developed overseas and sold or distributed into China), had to be registered with the MIIT. Upon registration, the software products had to be granted registration certificates. Each registration certificate was valid for five years from the issuance date and could be renewed upon expiry. The MIIT and other relevant departments carried out supervision and inspection over the development, production, operation and import/export activities of software products in China.

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

Jianzhong Zuo, Jintai Zhao, and Junheng Su are essential to our ability to continue to grow our business. These individuals have established key relationships with customers and suppliers within the industries in which we operate. If one or more of these key employees were to leave us, our relationships with our customers and suppliers may become strained, and our growth strategy might be hindered, which could limit our ability to increase revenue.

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

We import high-quality petroleum and petrochemical valves and other equipment from a limited number of third-party suppliers, including Cameron, DeltaValve, Poyam Valves, Rotork, Bornemann, Metso, Ruhrpumpen, ABB, Sandvik, GE and Finder Pompes., and distribute them to our domestic clients who are large petroleum and petrochemical companies located and operating in China. The failure of a supplier to supply valves and other equipment satisfying our quality, quantity and cost requirements in a timely and efficient manner could impair our ability to distribute these products, increase our costs, and have an adverse effect on our ability to maintain our client network of domestic buyers of this machinery. The third-party suppliers from whom we import petroleum and petrochemical valves and other equipment have not committed, contractually or otherwise, to distribute their products through us on an exclusive or a non-exclusive basis. If we fail to maintain our relationships with these suppliers or fail to develop new relationships with other suppliers, we may only be able to distribute these products at a higher cost or after lengthy delays, or may not be able to distribute these products at all. If our suppliers identify alternative sales channels, they may choose to sell to other buyers or raise their prices. As a result, we may be compelled to pay higher prices to secure our product supply, which could adversely affect our business, results of operations and financial condition.

Although our continuing relationships with products manufacturers and suppliers are important components of our future growth plan, there can be no assurance that we will continue to be a distributor for such manufacturers, on an exclusive or non-exclusive basis, or that we will in the future successfully consummate the expansion and investment opportunities that we seek.

In the past, we have had a strong working relationship with our products’ manufacturers/suppliers and have acted as the sole distributor of some of these products in China. Although we believe that our relationship with the products’ manufacturers and suppliers will continue, there is no assurance that we will retain our position as sole distributor of certain products, or as a distributor of their products. The manufacturers and suppliers may decide to provide licenses to distribute their products to our competitors and/or may not renew our licenses with them on terms favorable to us or at all. Furthermore, although we continually explore many potential expansion and investment opportunities in our industry with third parties, there can be no assurance that the opportunities that we pursue will ultimately be consummated, or appropriately licensed and approved. In such circumstances, we may be required to pursue other opportunities at lower margins, which could adversely affect our business, results of operations and financial condition.

In the past several years we have derived a significant portion of our revenues from a small group of customers. If we are to remain dependent upon only a few customers, such dependency could negatively impact our business, operating results and financial condition.

Our customer base has been highly concentrated. For the years ended March 31, 2012 and 2011, our two largest customers accounted for 76% and 67% of our total sales, respectively, and the single largest customer accounted for 49% and 35% of our total sales, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

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

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its Annual Report that contains management assessment of the effectiveness of the company’s internal control over financial reporting. The process of designing and implementing effective internal control is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal control that is adequate to satisfy our reporting obligations as a public company.

 As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has concluded that our internal controls over our financial reporting are ineffective as of March 31, 2012 due to the following material weaknesses:

•     we do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of some specific accounting principles generally accepted in the United States commensurate with our financial reporting requirements, which resulted in the restatement of one of our quarterly reports during the year ended March 31, 2012; and

•     currently, we do not have an “audit committee financial expert” as defined by the rules and regulations of the SEC serving as a member of our Audit Committee.

We intend to remediate the material weaknesses before March 31, 2013, but we can give no assurance that we will be able to do so. Any failure to implement and maintain improvements in the controls over our financial reporting, or difficulties encountered in the implementation of any improvements in our controls, could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting and related regulatory filings requirements on a timely basis. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

We derive a substantial portion of our sales from the PRC.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 4.0% against the U.S. dollar for the year ended March 31, 2012 and 3.95% for the year ended March 31, 2011. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The statements of income and cash flows are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

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

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividend or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (such as remittance of foreign currencies for payment of dividends) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (for capital items such as direct investments, loans, securities) still requires the approval of SAFE.

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

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court rooms, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Our auditor, like other independent registered public accounting firms operating in China and – to the extent their audit clients have operations in China and Hong Kong, is not permitted to be subject to inspection by the Public Company Accounting Oversight Board and, as such, you may be deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the US Public Company Accounting Oversight Board (United States) (the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.

Because our operations are solely located in the People’s Republic of China, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of the PRC authorities, our auditor, like other independent registered public accounting firms operating in China and – to the extent their audit clients have operations in China – Hong Kong, is currently not inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct full inspections of auditors operating in China makes it more difficult to evaluate our auditor’s audit procedures or quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

Risks Related to our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders hold approximately 69.08% of our outstanding common stock. Accordingly, these stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

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

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our common stock. We plan to retain any future earnings to finance growth.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2	PROPERTIES

The following table summarizes the location of real property we lease.  We do not own any real property.

Item	Address	Leased/Owned

1	Unit 401-405, 4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China	Leased

2	Unit 710-712, 7/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China	Leased

3	Unit 1103, 11/F , Tower Two, Lippo Centre, 89 Queensway, Admiralty, Hong Kong	Leased

Our principal executive office is located at Unit 401-405, 4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089. The rentable space in this office consists of approximately 684 square meters (approximately 7,359 square feet). The lease agreement has a 5-year term which expires on April 23, 2013. The monthly rental payment is approximately $19,833 (RMB 124,834).

We also lease office space at Unit 710-712, 7/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 10089. The rentable space in this office consists of approximately 349 square meters (approximately 3,755 square feet). The lease agreement has a 2-year term which expires on August 31, 2013. The monthly rental payment is approximately $7,127 (RMB 44,857). We used to lease office space at Unit 702-702A, in the same building with a monthly rental payment of approximately $4,735 (RMB 29,802), which expired on June 30, 2011.

We also lease office space at Unit 1103, 11/F, Tower Two, Lippo Centre, 89 Queensway, Admiralty, Hong Kong. The rentable space in this office consists of approximately 78 square meters (approximately 839 square feet). The lease agreement has a 1-year term which expires on September 16, 2011 and has been extended to September 16, 2012. The original monthly rental payment is approximately $3,998 (HK$31,043), which has been adjusted to approximately $4,121 (HK$32,000) from September 17, 2011 through September 16, 2012.

ITEM 3	LEGAL PROCEEDINGS

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

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “LNDT”. Prior to April 21, 2010, our common stock was quoted on the OTC Bulletin Board under the trading symbol “RMSI”.

The following table sets forth the high and low bid quotations for our common stock for the periods indicated. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail markup, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock
	High	Low
Quarter ended June 30, 2010	$5.60	$2.25

Quarter ended September 30, 2010	$5.95	$2.77

Quarter ended December 31, 2010	$3.94	$3.00

Quarter ended March 31, 2011	$3.72	$2.25

Quarter ended June 30, 2011	$2.99	$1.26

Quarter ended September 30, 2011	$2.70	$1.55

Quarter ended December 31, 2011	$2.25	$1.80

Quarter ended March 31, 2012	$1.95	$1.20

Quarter ended June 30, 2012	$1.60	$0.80

From July 1, 2012 through July 12, 2012	$1.20	$1.15

On July 12, 2012, the last reported price for our common stock on the OTC Bulletin Board was $1.21.

Number of Record Holders of Our Common Stock

As of July 12, 2012, we had 36,444,850 shares of our common stock outstanding and 118 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Payments of future dividends on our common stock, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Equity Repurchases

There were no purchases of equity securities made by the Company in the 4th quarter of fiscal 2012.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our reports on Form 10-Q or Form 8-K, as applicable, filed with the SEC.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes to the consolidated financial statements included elsewhere in this Form 10-K. Our audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In addition, our audited consolidated financial statements and the financial data included in this Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

On February 26, 2010, we consummated the transactions contemplated by the Share Exchange Agreement (the “Exchange Agreement”) by and among (i) China LianDi and China LianDi’s shareholders, (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) the former principal stockholder of our company. Immediately prior to the Share Exchange, 4,690,000 shares of our common stock then outstanding were cancelled and retired, so that immediately prior to the Share Exchange, we had 28,571,430 shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred all of the China LianDi Shares to us in exchange for the issuance of 27,354,480 shares of our common stock, par value $0.001 per share (such transaction, the “Share Exchange”), representing approximately 96% of our shares of common stock then issued and outstanding. China LianDi also paid $275,000 to our former principal shareholder, in connection with the Share Exchange.

As a result, the Share Exchange has been accounted for as a reverse acquisition whereby China LianDi is deemed to be the accounting acquirer (legal acquiree) and we are the accounting acquiree (legal acquirer). The financial statements before the Share Exchange are those of China LianDi with our results being consolidated from the closing date. The equity section and earnings per share of our company have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

On March 17, 2010, we formed a corporation under the laws of the State of Nevada named LianDi Clean Technology Inc. (“Merger Sub”) and on the same day, acquired one hundred shares of Merger Sub’s common stock for cash. Accordingly, Merger Sub became our wholly-owned subsidiary.

Effective as of April 1, 2010, Merger Sub was merged with and into our company. As a result of the merger, our corporate name was changed to “LianDi Clean Technology Inc.” Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of Merger Sub ceased. LianDi Clean was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

Our company then became a holding company and, through our subsidiaries, is primarily engaged in distributing clean technology for refineries (unheading units for the delayed coking process), distributing a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. We also expect to launch our oil sludge cleaning solution in fiscal 2013, which will be operated through our subsidiary, Beijing Hongteng Weitong Technology Co., Ltd.

The principal activities of our company’s subsidiaries as of March 31, 2012 are set forth below:

Subsidiaries’ names	Place and date of incorporation	Percentage of ownership	Principal activities
China LianDi Clean Technology Engineering Ltd. (“China LianDi”)	British Virgin Islands July 28, 2004	100% (directly by our company)	Holding company of the other subsidiaries.

Hua Shen Trading (International) Limited (“Hua Shen HK”)	Hong Kong January 20, 1999	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services.

Petrochemical Engineering Limited (“PEL HK”)	Hong Kong September 13, 2007	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services, and investment holdings.

Bright Flow Control Ltd. (“Bright Flow”)	Hong Kong December 17, 2007	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services.

Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”)	People’s Republic of China (“PRC”) May 6, 2008	100% (through PEL HK)	Delivering industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies.

Hongteng Technology Limited (“Hongteng HK”)	Hong Kong, February 12, 2009	100% (through China LianDi)	Investment holding company.

Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Hongteng”)	PRC January 12, 2010	100% (through Hongteng HK)	Delivering industrial equipment with the related integration and technical services, developing and marketing software, and provision of other technical consultancy services for petrochemical, petroleum and other energy companies in the production safety management field.

In July 2004, China LianDi was founded with 60% owned by Mr. Jianzhong Zuo, the Chief Executive Officer and Chairman of our company, and 40% owned by another minority shareholder. On October 2, 2007, Mr. Zuo acquired the remaining 40% interest in China LianDi for US$1 from the minority shareholder, and accordingly became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Islands and wholly owned by SJI Inc., a company incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc.) acquired a 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) a commitment to invest HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of an unlimited shareholder loan bearing interest at a rate not exceeding 5% per annum. As a result, at such time China LianDi was owned 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

On January 8, 2010, Mr. Zuo transferred a 25%, 14% and 10% interest in China LianDi to China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy,” a company wholly owned by Mr. Zuo), Hua Shen Trading (International) Ltd. (“Hua Shen BVI,” a company incorporated in the British Virgin Islands and wholly owned by SJ Asia Pacific Limited, of which Mr. Zuo is a director and holds voting and dispositive power over the shares held by it) and Rapid Capital Holdings Ltd. (“Rapid Capital”), respectively. On February 10, 2010, SJ Asia Pacific Limited and LianDi Energy transferred 28.06% and 1.47% of their respective interests in China LianDi to Rapid Capital (26.53%) and TriPoint Capital Advisors, LLC (“TriPoint”) (3%), respectively. On February 12, 2010, Rapid Capital transferred its 31.53% interest in China LianDi to LianDi Energy (15.53%), Hua Shen BVI (11%) and Dragon Excel Holdings Ltd (5%). As a result, immediately before the Share Exchange, China LianDi was owned 48% by SJ Asia Pacific Limited (including 25% through Hua Shen BVI) and 39% by Mr. Zuo through LianDi Energy. The remaining 13% was held 5% by Dragon Excel Holdings Limited (“Dragon Excel”), 5% by Rapid Capital and 3% by TriPoint.

Dragon Excel and Rapid Capital were held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfers of a 5% interest in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital were effected for Mr. Zuo’s own personal reasons. The transfer of a 3% interest of China LianDi from our principal shareholder, SJ Asia Pacific Limited, to TriPoint was entered into for consulting services to facilitate our private placement.

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

On December 31, 2010, one of our wholly owned subsidiaries, China LianDi, acquired a 100% equity interest in Hongteng HK (a company incorporated in Hong Kong) from Mr. Zuo, our CEO, for cash consideration of $2,272. This company has a wholly owned subsidiary incorporated in China, Beijing Hongteng Weitong Technology Co., Ltd.

On September 27, 2011, two of our existing stockholders, SJ Asia Pacific Limited ("SJ Asia") and China LianDi Energy Resources Engineering Technology Ltd. ("LianDi Energy"), and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman, President and Chief Executive Officer of our company, consummated the transactions contemplated by the Share Purchase Agreement (the "Share Purchase Agreement"), dated as of September 22, 2011 relating to the purchase by SJ Asia from LianDi Energy of 5,400,000 shares of our common stock in exchange for an aggregate purchase price of $25,920,000 ($4.80 per share). The purpose of the Share Purchase Agreement and the transactions contemplated thereby was for SJ Asia to acquire in excess of 51% of the outstanding common shares of our company and consolidate our company's business with that of SJI, Inc., the parent company of SJ Asia. In addition to the Share Purchase Agreement described above, SJ Asia entered into a joinder agreement to a lock-up agreement with our company whereby SJ Asia agreed that it may only sell up to one-twelfth (1/12) of SJ Asia's holdings every month through February 26, 2012.

On March 30, 2012, SJ Asia signed an Accord and Satisfaction Agreement pursuant to which it agreed to accept on May 9, 2012 (the “Transfer Date”), in lieu of an outstanding debt in the amount of Japanese Yen (J¥) 539,255,277 (approximately US$6,763,518 at an exchange rate of US$1.00 = J¥80.00 on May 10, 2012), 100% of the shares of Rapid Capital Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“Rapid Capital”), who in turn, owns 1,367,725 shares of our common stock. Therefore, SJ Asia indirectly, beneficially owns 1,367,725 shares of our common stock through Rapid Capital.

As a result, SJ Asia beneficially owns an aggregate of 19,881,463 shares of our common stock, which constitutes approximately 54.6% of the outstanding common shares of our company as of the date of this report on Form 10-K. Following the completion of the transactions described above, Mr. Zuo remains the Chairman, President and Chief Executive Officer of our company with the backing of SJ Asia.

We are also engaged in the manufacturing and selling of industrial chemicals, which is operated through our equity method affiliate, Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”). Anhui Jucheng is engaged in the business of developing, manufacturing and selling organic and inorganic chemical products and high polymer fine chemical products, and providing chemical professional services.

Anhui Jucheng was incorporated in Anhui, PRC in January 2005. On July 5, 2010, we acquired a 51% interest in Anhui Jucheng and it became our majority-owned subsidiary. On August 30, 2011, six unaffiliated third party investors invested cash in the aggregate of RMB142 million (approximately $22.23 million) in Anhui Jucheng, and as a result, obtained a 23.28% equity interest in Anhui Jucheng. As a result, our equity interest in Anhui Jucheng decreased from 51% to 39.13% and we ceased to have a controlling financial interest in Anhui Jucheng. Nevertheless we still retain an investment in, and a significant influence over, Anhui Jucheng, Anhui Jucheng then became an equity method affiliate of ours.

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

Basis of preparation and consolidation and use of estimates

Our audited consolidated financial statements for the years ended March 31, 2012 and 2011 are prepared in accordance with U.S. GAAP.

Our consolidated financial statements include the financial statements of our company and our subsidiaries. All significant inter-company transactions and balances between our company and our subsidiaries have been eliminated upon consolidation.

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock. We base our estimates and judgments on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Accordingly, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements.

●     Revenue recognition

Revenue is recognized when the following four criteria are met as prescribed by Accounting Standard Codification (“ASC”) Topic 605 “Revenue Recognition”: (i) persuasive evidence of an arrangement exists, (ii) product delivery has occurred or the services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured.

Multiple-deliverable arrangements

We derive revenue from fixed-price sale contracts with customers that may deliver equipment with varied performance specifications specific to each customer and provide technical services for installation, integration and testing of the equipment. In instances where the contract price is inclusive of the technical services, the sale contracts include multiple deliverables. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

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

Our delivered equipment has no standalone value to the customer until it is installed, integrated and tested at the customer’s site by us in accordance with the performance specifications specific to each customer. In addition, under these multiple-element contracts, we do not sell the equipment separately from the installation, integration and testing services, and hence there is no objective and reliable evidence of the fair value for each deliverable included in the arrangement. As a result, the equipment and the technical services for installation, integration and testing of the equipment are considered a single unit of accounting pursuant to ASC Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements. In addition, the arrangement generally includes customer acceptance criteria that cannot be tested before installation and integration at the customer’s site. Accordingly, revenue recognition is deferred until customer acceptance, indicated by an acceptance certificate signed by the customer.

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

Software sale

We recognize revenue from the delivery of software when the software is delivered to and accepted by the customer, pursuant to ASC Topic 985 “Software” and ASC Topic 605 “Revenue Recognition.” Costs of software revenue include amortization of software copyrights.

Service

We recognize revenue from provision of services when the service has been performed, in accordance with ASC Topic 605 “Revenue Recognition.”

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the years ended March 31, 2012 and 2011.

●     Foreign currency

We have evaluated the determination of our functional currency based on the guidance in ASC Topic 830 “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

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

	March 31, 2012	March 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.2943	US$1=RMB6.5564

	Year ended March 31,
	2012	2011
Items in statements of income and cash flows	US$1=RMB6.3933	US$1=RMB6.7111

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

●    Income taxes

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.”  ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the tax jurisdictions where we operate. We assess potentially unfavorable outcomes of such examinations based on the criteria of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in U.S. GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the provisions in ASU 2011-08 will have no material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the provisions in ASU 2011-11 will have no material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the provisions in ASU 2011-12 will have no material impact on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.  Results of Operations for the Years Ended March 31, 2012 and 2011

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in US dollars.

	For the year ended March 31,
	2012	2011

NET REVENUE
Sales and installation of equipment	$94,562,731	$103,386,679
Sales of software	17,473,104	14,666,303
Services	3,616,454	215,181
Sales of industrial chemicals	12,026,140	22,574,134
	127,678,429	140,842,297

Cost of revenue
Cost of equipment sold	(80,613,787)	(84,083,187)
Cost of software sold	(4,478,245)	(5,489,240)
Amortization of intangibles	(638,168)	(607,948)
Cost of industrial chemicals	(11,156,356)	(20,879,094)
	(96,886,556)	(111,059,469)
Gross profit	30,791,873	29,782,828

Operating expenses:
Selling	(2,590,083)	(2,296,708)
General and administrative	(3,303,858)	(3,731,147)
Research and development	(346,519)	(258,296)
Total operating expenses	(6,240,460)	(6,286,151)

Income from operations	24,551,413	23,496,677

Other income (expenses), net
Interest income	43,456	122,404
Interest and bank charges	(597,651)	(604,388)
Exchange losses, net	(887,190)	(598,426)
Value added tax refund	-	1,938,205
Gain on deconsolidation of subsidiary	30,407,821	-
Other	131,800	603,527
Total other income (expenses), net	29,098,236	1,461,322

Income before income tax	53,649,649	24,957,999
Income tax expense	(10,656,555)	(519,717)
Income before equity in earnings of equity method affiliate	42,993,094	24,438,282
Equity in earnings of equity method affiliate	1,279,751	-
NET INCOME	44,272,845	24,438,282
Income attributable to noncontrolling interests	80,823	(295,282)
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$44,353,668	$24,143,000
Preferred stock deemed dividend	-	(4,007,745)
Preferred stock dividend	(1,265,886)	(1,823,422)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	$43,087,782	$18,311,833

EARNINGS PER SHARE:
Basic	$1.35	$0.61
Diluted	$1.22	$0.61

Weighted average number of shares outstanding:
Basic	31,938,481	29,939,570
Diluted	36,444,850	30,182,555

Non-GAAP Measures

To supplement the audited consolidated statement of income and comprehensive income presented in accordance with U.S. GAAP, we also provided non-GAAP measures of income before income tax, net income, net income available to common stockholders and the basic and diluted earnings per share for the years ended March 31, 2012 and 2011, which are adjusted from results based on U.S. GAAP to exclude the non-cash gain and the related deferred income tax expense recorded, which are related to the gain on deconsolidation of Anhui Jucheng for the year ended March 31, 2012, and the non-cash charge recorded, which related to the fair value of the escrow shares allocated to the Series A preferred stock, treated as a deemed dividend, and a deduction of net income available to common stockholders for the year ended March 31, 2011. The non-GAAP financial measures are provided to enhance the investors' overall understanding of our current performance in on-going core operations as well as prospects for the future. These measures should be considered in addition to results prepared and presented in accordance with U.S. GAAP, but should not be considered a substitute for or superior to U.S. GAAP results.  We use both U.S. GAAP and non-GAAP information in evaluating and operating business internally and therefore deem it important to provide all of this information to investors.

The following table presents a reconciliation of our non-GAAP financial measures to the audited consolidated statements of income and comprehensive income for the years ended March 31, 2012 and 2011: (All amounts in US dollars)

	Year Ended March 31,
	2012		2011
	(US $)	(US $)	(US $)	(US $)
	GAAP	NON GAAP	GAAP	NON GAAP

Income from operations	$24,551,413	$24,551,413	$23,496,677	$23,496,677
Total other income (expenses), net	29,098,236	(1,309,585)	1,461,322	1,461,322
Income before income tax	53,649,649	23,241,828	24,957,999	24,957,999
Income tax expense	(10,656,555)	(3,054,600)	(519,717)	(519,717)
Income before equity in earnings of equity method affiliate	42,993,094	20,187,228	24,438,282	24,438,282
Equity in earnings of equity method affiliate	1,279,751	1,279,751	-	-
NET INCOME	44,272,845	21,466,979	24,438,282	24,438,282
Loss (income) attributable to noncontrolling interests	80,823	80,823	(295,282)	(295,282)
Net income attributable to LianDi Clean stockholders	44,353,668	21,547,802	24,143,000	24,143,000
Preferred stock deemed dividend	-	-	(4,007,745)	-
Preferred stock dividend	(1,265,886)	(1,265,886)	(1,823,422)	(1,823,422)
Net income attributable to common stockholders-Basic	$43,087,782	$20,281,916	$18,311,833	$22,319,578
Preferred stock deemed dividend	-	-	-	-
Preferred stock dividend	1,265,886	1,265,886	-	1,823,422
Net income attributable to common stockholders-Diluted	$44,353,668	$21,547,802	$18,311,833	$24,143,000

Earnings per share
Earnings per common share
Basic	$1.35	$0.64	$0.61	$0.75
Diluted	$1.22	$0.59	$0.61	$0.66

Weighted average number of common shares outstanding:
Basic	31,938,481	31,938,481	29,939,570	29,939,570
Diluted	36,444,850	36,444,850	30,182,555 (1)	36,687,835 (2)

(1)	For the year ended March 31, 2011, the effect of the potential dilutive convertible preferred stock was not included, because the effect is anti-dilutive upon recognition of the deemed dividend in accordance with U.S. GAAP.

(2)	For the year ended March 31, 2011, the effect of the potential dilutive convertible preferred stock was included, because the effect is dilutive regardless of the recognition of the deemed dividend under non-GAAP measures.

Net Revenue:

Net revenue represents our gross revenue net of taxes and the related surcharges, as well as discounts and returns. There were no material discounts and returns for the years ended March 31, 2012 and 2011.

The following tables set forth the analysis of our net revenue:

	Year ended March 31,
	2012	2011
	US$ M	US$ M

Sales and installation of equipment	94.56	103.39
Sales of software	17.47	14.67
Technical services	3.62	0.21
Sales of industrial chemicals	12.03	22.57
	127.68	140.84

We generated our revenue from delivery of industrial equipment with the related technical engineering services (including, but not limited to, installation, integration and system testing), sales of software products, providing software related technical services, providing other technical consultancy services and sales of chemical products. If sales of equipment and the related technical services or sales of software products and the related technical services are included in one agreement as a total solution package, we have neither objective nor reliable evidence for us to separate our total revenue amount into separate categories. Therefore, the revenue amount indicated as technical services in the above table was calculated based on the total revenue amount of stand-alone technical consultancy service agreements.

For the year ended March 31, 2012, our total net revenue decreased to US$127.68 million from US$140.84 million for the same period of 2011. Without regard to the US$12.03 million and US$22.57 million of net revenue generated from sales of industrial chemicals, which were operated by Anhui Jucheng, and are discussed separately below, our total net revenue decreased to US$115.65 million for the year ended March 31, 2012 from US$118.27 million for the same period of 2011.

The decrease in the total net revenue for the year ended March 31, 2012 was primarily due to the decrease in the net revenue generated from sales and installation of equipment projects, which resulted from the decrease in the average contract amount of the projects completed for the year ended March 31, 2012 as compared to the same period of last year.

For the year ended March 31, 2012, we achieved approximately US$94.56 million of equipment sales and installation revenue, as compared to US$103.39 million for the same period of 2011. We completed 97 projects related to sales and installation of equipment for the year ended March 31, 2012, as compared to 75 projects for the same period of 2011. However, the average contract amount of the projects completed for the year ended March 31, 2012 decreased to approximately US$0.97 million from approximately US$1.38 million for the same period of 2011.

For the years ended March 31, 2012 and 2011, we achieved approximately US$17.47 million and US$14.67 million of software and related technical implementation services revenue, respectively.

For the years ended March 31, 2012 and 2011, we sold 85 sets and 32 sets of our data processing software and provided the related implementation services. We achieved approximately US$8.86 million and US$2.86 million of software revenue, respectively. In addition, for the year ended March 31, 2012, we also achieved approximately US$8.61 million from software sales and technical consultancy services, which related to a purchased software use right and the related training and application program. For the year ended March 31, 2011, we also achieved approximately US$11.81 million of software and the related technical implementation services revenue in relation to software sales and technical implementation contracts we signed with China Petroleum and Petrochemical Engineering Institute (CPPEI), a direct subsidiary of Petro China Company Limited (“PetroChina”), which related to a special ordered software we purchased and customized for PetroChina and primarily used for the production planning and products distribution management system, which covered approximately 200 end users of the logistics dispatch command centers of PetroChina in Beijing and six other provinces across China.

For the years ended March 31, 2012 and 2011, we achieved approximately US$3.62 million and US$0.21 million of technical consultancy services revenue, respectively. For the year ended March 31, 2012, our technical consultancy services revenue achieved were primarily related to the Hazard and Operability Analysis (“HAZOP”) consultancy services revenue.

As of March 31, 2012 and 2011, we had 16 and 17 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$45 million and US$11 million, respectively. We have served the Chinese petroleum and petrochemical industries since 2004 through our PRC operating subsidiaries. We established and developed our relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed asset investments within these industries, we successfully increased the scope of projects performed for our customers from the second half of our fiscal year 2009 and in our fiscal years 2010 and 2011. In fiscal 2012, due to increased competition in industrial equipment sales and installation projects, our revenue achieved in this segment decreased by approximately 8.5% as discussed above. In order to secure our competitive advantage and market share in this business segment, we successfully developed relationships with several new suppliers, such as Sandvik, GE and Finder Pompes S.A.S. to distribute their products to the large Chinese petroleum and petrochemical companies in fiscal 2012, which expanded our ability to bid for a broader range of products and services while meeting more of our customers’ needs. In return, this will enable us to enhance our completive advantages in this area and continue to secure our market share in future periods.

Our equity method affiliate company, Anhui Jucheng, is primarily engaged in manufacturing and selling an industrial chemical product called Polyacrylamide. Polyacrylaminde is primarily used in the following areas: (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) auxiliary for the papermaking industry; and (4) flocculant for river water treatments. On July 5, 2010, we acquired a 51% equity interest of Anhui Jucheng and Anhui Jucheng became our majority-owned subsidiary. On August 30, 2011, our equity ownership of Anhui Jucheng decreased from 51% to 39.13% as a result of a total investment of RMB142 million (approximately US$22.23 million) contributed by six unaffiliated Chinese equity funds, who in the aggregate obtained a 23.28% equity interest of Anhui Jucheng. We have ceased to have a controlling interest in Anhui Jucheng. Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng sold approximately 5,156 tons of Polyacrylamide products and achieved approximately US$12.03 million of net revenue. For the period from July 5, 2010 through March 31, 2011, Anhui Jucheng sold approximately 10,855 tons of Polyacrylamide products and achieved approximately US$22.57 million of net revenue.

Cost of sales:

Cost of sales consists of the equipment purchase cost recognized in-line with the related contract revenue, the amortization amount of our software copyright, and the purchase cost of software user rights and software training courses related to the software sales and technical services contracts we sign with our customers. Other direct installation and testing costs related to the software sales and direct cost of performing separate technical services were insignificant based on our historical experience as compared to the related revenue amount. Therefore, in our normal course of business, we do not consider it necessary to separate these direct costs from our total operating expenses.

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. Cost of sales of Anhui Jucheng represented the manufacturing cost of the chemical product, Polyacrylamide, sold in each reporting period, which primarily consists of raw material cost (primarily acrylonitrile, acrylic acid and acrylamide solution), salary cost of the manufacturing department and other manufacturing overhead such as electricity, water, depreciation and other manufacturing supplies.

For the year ended March 31, 2012, our total cost of sales decreased to US$96.89 million from US$111.06 million for the same period of 2011. Without regard to the cost of sales of US$11.16 million and US$20.88 million incurred by Anhui Jucheng for the years ended March 31, 2012 and 2011, respectively, our total cost of sales decreased to US$85.73 million for the year ended March 31, 2012 as compared to US$90.18 million for the same period of 2011.

The decrease of the cost of sales for the year ended March 31, 2012 as compared to the same period of 2011 was primarily due to a decrease of cost of sales associated with equipment sales and installation contracts and was consistent with the decrease of our equipment sales and installation net revenue achieved for the year ended March 31, 2012 as compared to the same period of 2011.

Gross margin:

	Year ended March 31,
	2012	2011
	US$ M	US$ M
Equipment sales and installation, software sales and technical services
Net revenue	115.65	118.27
Cost of sales	85.73	90.18
Gross margin	29.92	28.09
Overall gross margin (%)	26%	24%

Without regard to the gross profit generated by Anhui Jucheng, which is discussed separately below, for the year ended March 31, 2012, our gross profit increased to US$29.92 million as compared to US$28.09 million for the same period of 2011. The level of our overall gross margin was primarily affected by (1) the relative percentage of our separate software sales and technical consultancy services volume for each reporting period, which contributed a much higher gross margin as compared to that of our equipment sales and installation contracts; and (2) the overall average gross margin of our equipment sales and installation projects completed for each reporting period, which normally constituted the majority of our total revenue amount, especially on an annual basis.

Our overall gross margins were 26% and 24% for the years ended March 31, 2012 and 2011, respectively. The increase in our overall gross margin for the year ended March 31, 2012 was primarily due to an increase of gross margin achieved from our software revenue as compared to the same period of 2011. Such increase was partially offset by the decrease in the gross margin achieved for our equipment sales and installation projects as discussed below.

For the years ended March 31, 2012 and 2011, the gross margin of our equipment sales and installation contacts was 15% and 19%, respectively. The decrease in the overall average equipment sales and installation gross margin for the year ended March 31, 2012 as compared to that for the year ended March 31, 2011 was primarily due to increased competition in this business segment.

For the years ended March 31, 2012 and 2011, the relative percentage of our separate software revenue over the total net revenue we achieved (excluding the revenue of Anhui Jucheng) was 15% and 12%, respectively, and the overall gross margin for our separate software sales was 71% and 58%, respectively. These were the main reasons for the increase in our overall gross margin for the year ended March 31, 2012 as compared to the same period of 2011, as discussed above.

For data processing software revenue, which related cost of sale was primarily the amortization expenses of our software copyright, the gross margin is normally between 80%-95%, depending on the volume of software packages sold during each reporting period. For the year ended March 31, 2012, the increase of our overall software gross margin were primarily due to: (1) the fact that we achieved approximately 93% gross margin for our data processing software revenue as compared to 79% for the same period of last year, which are primarily due to the increase of data process software revenue to US$8.86 million as compared to US$2.86 million in the same period of last year; and (2) the percentage of lower gross margin software revenue related to purchased software user rights customized and resold to customers over total software revenue decreased to 49% for the year ended March 31, 2012 as compared to 81% in fiscal 2011, which only achieved gross margin of 48% and 54% for the years ended March 31, 2012 and 2011, respectively.

For the year ended March 31, 2012, the percentage of our separate technical consultancy services revenue over total revenue (excluding the revenue of Anhui Jucheng) increased to 3% from 0.2% for the same period of last year, which also contributed to the increase in gross profit and gross margin for the year ended March 31, 2012.

We believe that our overall gross margin is typically between 20%-30% on a fiscal year basis, based on our existing business models. On a quarterly basis, our overall gross margin fluctuates primarily because of the different percentages of the software and technical services revenue and the equipment sales and installation revenue recognized in each quarter (reporting period).

	April 1, 2011 – August 30, 2011	July 5, 2010 - March 31, 2011
	US$ M	US$ M
Sale of industrial chemicals
Net revenue	12.03	22.57
Cost of sales	11.16	20.88
Gross margin	0.87	1.69
Overall gross margin (%)	7%	7%

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. There was no material fluctuation of the overall gross margin achieved by Anhui Jucheng for the periods when its results of operations were consolidated with ours.

With the RMB142 million of cash investment contributed by the six unaffiliated third party investors, Anhui Jucheng is now in the progress of expanding its production facilities, which is expected to be completed around the middle of fiscal 2013. According to management’s expectation, Anhui Jucheng’s total production capacities will be increased to 53,000 metric tons per annum from its current production capacities of 18,000 metric tons per annum.

Operating expense

Our operating expenses include selling expenses, general and administrative expenses and research and development expenses.

1.     Equipment sales and installation, software sales and technical services

The following table sets forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	Year ended March 31,
	2012		2011
	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	115.65	100%	118.27	100%
– Selling expenses	2.04	1.8%	1.66	1.4%
– G&A expenses	2.80	2.4%	2.93	2.5%
– R&D expenses	0.30	0.3%	0.26	0.2%
Total operating expenses	5.14	4.4%	4.85	4.1%

Selling expenses:

Our selling expenses increased to US$2.04 million for the year ended March 31, 2012 from US$1.66 million for the same period of 2011. Our selling expenses primarily include freight, marketing research and development expenses, salary expenses and traveling expenses of our sales department.

For the year ended March 31, 2012, the change in our selling expenses was primarily due to the following: (1) salary expenses and other staff related benefits increased by approximately US$0.26 million, which was primarily due to the inclusion of Beijing Hongteng, the newly acquired subsidiary from January 2011, as a result, for the year ended March 31, 2012, a 12-month salary expense incurred by Beijing Hongteng was included in our results of operations as compared to a 3-month salary expense incurred by Beijing Hongteng that was included from January 2011 for the year ended March 31, 2011; (2) traveling expenses, entertainment expenses, communication expenses and other general office expenses of our sales department also increased by approximately US$0.16 million for the same reason as discussed above; (3) freight increased by approximately US$0.02 million; and (4) market research and development expenses decreased by approximately US$0.07 million, owing to our prior years’ efforts in the marketing activities allowing us to spend less marketing expenses for the year ended March 31, 2012.

According to our past experience, we believe the percentage of our total selling expenses compared to the total net revenue recognized for each reporting period is immaterial (normally less than 3%-5% of the total revenue) and fluctuates on a quarterly basis, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including, but not limited to, attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed, in consideration of the pre-market activities that may not generate revenue. In accordance with the principles set by U.S. GAAP, our expenses for the “pre-contract” stage were expensed and recorded in earnings when they incurred. Therefore, the amount of “pre-contract” expenses was directly related to marketing activities and the number of contracts we anticipated during each reporting period. Our “pre-contract” expenses were not related to corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses decreased to US$2.80 million for the year ended March 31, 2012 from US$2.93 million for the same period of 2011. Our general and administrative expenses primarily include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including, but not limited to, legal, audit, financial consultancy and investor relations).

For the year ended March 31, 2012, the changes in our general and administrative expenses was primarily due to the following: (1) salary expenses and related staff welfare increased by approximately US$0.19 million, primarily due to the inclusion of Beijing Hongteng, our newly acquired subsidiary from January 2011, as a result, for the year ended March 31, 2012, a 12-month salary expense incurred by Beijing Hongteng was included in our results of operations as compared to a 3-month salary expense incurred by Beijing Hongteng that was included from January 2011 for the year ended March 31, 2011; (2) rental expenses increased by approximately US$0.09 million, primarily due to the increase of rental expenses incurred by Beijing Hongteng, such increase was partially offset by the decrease of office space leased by our HK subsidiaries from September 2010; (3) bank handling charges related to contract settlement transactions increased by approximately US$0.20 million, due to the increase of the bank settlement transactions incurred for the year ended March 31, 2012 as compared with the same period of 2011; (4) general office administration expenses decreased by approximately US$0.04 million, primarily due to the decease of general office expenses of our HK subsidiaries, because we used to engage a third party service provider to help us assume the contract settlement transactions with the commercial banks in HK. However, starting from the second half of our fiscal 2011, we began to gradually assume these transactions with our HK banks without any assistance from third parties; (5) professional services charges decreased by approximately US$0.36 million, as we gradually trained our own staff to assume more duties in relation to these matters and decreased the related outsourcing of professional service; and (6) share-based payment also decreased by approximately US$0.20 million, due to a decrease of related outsourcing of professional services from third parties as discussed above.

Research and development expenses:

Research and development expenses represent salary expenses and other related expenses of our research and development department. Our research and development expenses increased to US$0.30 million for the year ended March 31, 2012 from US$0.26 million for the same period of 2011. The increase of our research and development expenses was primarily due to the increase in such expenses by Beijing Hongteng, our newly acquired subsidiary from January 2011. We expect our research and development expenses to increase in the future as we plan to hire additional research and development personnel to strengthen the functionality of our current software products, develop additional competitive industrial software products and provide more software related technical consultancy services.

2.     Sale of industrial chemicals

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

The following table sets forth the analysis of operating expenses of Anhui Jucheng:

	April 1, 2011 – August 30, 2011		July 5, 2010 - March 31, 2011
	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	12.03	100%	22.57	100%
– Selling expenses	0.55	4.6%	0.64	2.8%
– G&A expenses	0.50	4.2%	0.80	3.5%
– R&D expenses	0.05	0.4%	-	-

Total operating expenses	1.10	9.2%	1.44	6.3%

Selling expenses:

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.55 million of selling expenses, which primarily consisted of (1) freight expenses of approximately US$0.16 million, (2) product packing material costs and other supplies of approximately US$0.11 million, (3) salary and bonus for the sales department of approximately US$0.17 million, and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.11 million.

For the period from July 5, 2010 through March 31, 2011, Anhui Jucheng incurred approximately US$0.64 million of selling expenses, which primarily consisted of (1) freight expense of approximately US$0.32 million, (2) products packing material costs of approximately US$0.13 million, (3) salary expense of the sales department of approximately US$0.09 million, and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.10 million.

General and administrative expenses:

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.50 million of general and administrative expenses, which primarily consisted of (1) salary and welfare of management and administrative staff of approximately US$0.12 million, (2) traveling and entertainment expenses of approximately US$0.06 million, (3) insurance and other taxes of approximately US$0.07 million, (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.20 million, and (5) bad debts provision of approximately US$0.05 million.

For the period from July 5, 2010 through March 31, 2011, Anhui Jucheng incurred approximately US$0.80 million of general and administrative expenses, which primarily consisted of (1) salary and welfare of management and administrative staff of approximately US$0.30 million (including approximately US$0.10 million of special compensation paid to two key technical specialists hired during the period), (2) traveling and entertainment expenses of approximately US$0.11 million, (3) insurance and other taxes of approximately US$0.12 million, and (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.27 million.

Research and development expenses:

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng incurred approximately US$0.05 million of research and development expenses, which was related to a product technical update project conducted by Anhui Jucheng during the period. No research and development expenses were incurred by Anhui Jucheng for the period from July 5, 2010 through March 31, 2011.

Operating profits

As a result of the foregoing, for the year ended March 31, 2012, our operating profit increased to US$24.55 million, of which approximately US$24.78 million was generated from our equipment sales and installation, software sales and technical services, and our sales of industrial chemicals incurred approximately US$0.23 million of operating loss for the year ended March 31, 2012, as compared to US$23.50 million of operating profits that we achieved for the year ended March 31, 2011, of which US$23.25 million was generated from our equipment sales and installation, software sales and technical services and US$0.25 million was generated from our sales of chemical products.

Other income and expenses

Our other income and expenses primarily include interest income, interest expenses and bank charges for credit facilities, exchange gains or losses, value added tax refunds, gain on the deconsolidation of our subsidiary, and other income and expenses. As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

Interest income, interest expenses, bank charges and exchange gains or losses:

●	Interest income represents the interest income we earned from cash deposits we kept in the commercial banks and interest income from temporary loans we made to a related party as disclosed in Note 10 to our audited consolidated financial statements.

●	Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholder, SJ Asia, (annual interest rate of 3% to 5%) and from banks. For the year ended March 31, 2012, we incurred interest expenses of approximately US$0.25 million on shareholder loans, interest expenses of approximately US$0.05 million on working capital loans borrowed by Anhui Jucheng, and interest and bank charges of approximately US$0.30 million on overdrafts and short-term bank loans for importation of oil sludge cleaning equipment and equipment for our equipment sales and installation contracts.

●	Exchange losses incurred for the years ended March 31, 2012 and 2011 were primarily due to the devaluation of the US dollar against Renminbi, Japanese Yen and Euro.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax with respect to sales of software products. This refund is regarded as subsidy income granted by the PRC government. We recognize the value added tax refund as other income only when it has been received. There is no condition to the use of the refund received. We received approximately US$nil and US$1.94 million of value added tax refund for the years ended March 31, 2012 and 2011, respectively.

Gain on deconsolidation of a subsidiary:

The deconsolidation of Anhui Jucheng occurred on August 30, 2011. It was accounted for in accordance with ASC Topic 810 “Consolidation”. For the year ended March 31, 2012, we recognized a non-cash gain of approximately US$30.41 million upon the deconsolidation of Anhui Jucheng in our consolidated statements of income and comprehensive income with a corresponding increase in the carrying value of our investment in Anhui Jucheng in our consolidated balance sheet. This deconsolidation gain represents the excess of the fair value of our retained equity interest in Anhui Jucheng, which is 39.13%, over its carrying value as of the date of deconsolidation.

Other:

For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng achieved approximately US$0.11 million of other income from selling scrap raw materials and other supplies, and received approximately US$0.02 million subsidy income from its local government authorities. For the period from July 5, 2010 and through March 31, 2011, Anhui Jucheng received approximately US$0.46 million from its provincial and regional governments for its technologies contribution and development in the polyacrylamide production field, and also achieved approximately US$0.14 million of other income from selling of scrap raw materials and other supplies.

Income before income tax

As a result of the foregoing, for the year ended March 31, 2012, our income before income tax increased to US$53.65 million. Without regard to the US$30.41 million non-cash gain recognized upon the deconsolidation of Anhui Jucheng, for the year ended March 31, 2012, our adjusted income before income tax decreased to US$23.24 million. Approximately US$23.38 million was generated from our equipment sales and installation, software sales and technical services. Our sales of industrial chemicals incurred approximately US$0.14 million of loss before income tax for the year ended March 31, 2012. This compared to US$24.96 million of income before income tax for the year ended March 31, 2011, US$24.22 million of which was generated from our equipment sales and installation, software sales and technical services, and US$0.74 million of which was generated from our sales of industrial chemicals.

Income tax expenses

The entities within our company file separate tax returns in their respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, our Hong Kong subsidiaries are generally subject to Hong Kong profits tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the years ended March 31, 2012 and 2011, respectively.

Beijing JianXin, established in the PRC, is generally subject to PRC income tax. Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise and is entitled to tax preferential treatment — a two year tax holiday through EIT exemption (from its first profitable year) for the calendar years ended December 31, 2009 and 2010 and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013.

Beijing Hongteng and Anhui Jucheng are subject to a 25% income tax for the years ended March 31, 2012 and 2011.

No provision for other overseas taxes is made as neither we nor China LianDi have any taxable income in the U.S. or the British Virgin Islands.

The new income tax law in China imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside of China for distribution of earnings generated after January 1, 2008. Under the new income tax law, the distribution of earnings generated prior to January 1, 2008 is exempt from withholding tax. As our subsidiaries in the PRC will not be distributing earnings to us for the years ended March 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at March 31, 2012 and 2011. Total undistributed earnings of these PRC subsidiaries at March 31, 2012 and March 31, 2011 were RMB635,873,058 ($101,023,634) and RMB346,109,423 ($52,789,552), respectively.

Income tax expenses increased for the year ended March 31, 2012, which was mainly due to the expiration of the EIT exemption period of Beijing JianXin. From January 1, 2011, Beijing JianXin is subject to 12.5% EIT until December 31, 2013.

For the year ended March 31, 2012, our income tax expenses also included (1) approximately US$7.60 million of deferred income tax expense for the deconsolidation gain recognized upon the deconsolidation of Anhui Jucheng on August 30, 2011, which was calculated based on approximately US$30.41 million of deconsolidation gain and an income tax rate of 25%, the enacted tax rate that will be in effect in the period in which the differences are expected to reverse; and (2) approximately US$0.03 million of deferred income tax benefits, in relation to the depreciation and amortization of Anhui Jucheng’s revalued properties, plant and equipment and the land use right upon the acquisition of Anhui Jucheng on July 5, 2010. Given the foregoing, the net amount recognized as deferred income tax expense was approximately US$7.57 million for the year ended March 31, 2012. For the year ended March 31, 2011, our income tax expenses also included approximately US$0.04 million of deferred income tax benefits, in relation to the depreciation and amortization of Anhui Jucheng’s revalued properties, plant and equipment and the land use right upon the acquisition of Anhui Jucheng on July 5, 2010.

Equity in earnings of equity method affiliate

Upon the deconsolidation of Anhui Jucheng, which occurred on August 30, 2011, we ceased having a controlling financial interest in Anhui Jucheng and Anhui Jucheng became an equity method affiliate company of ours. Therefore, in accordance with ASC Topic 323 “Equity Method and Joint Ventures,” for the year ended March 31, 2012, we recognized our pro-rata share of net income incurred by Anhui Jucheng for the period from August 31, 2011 through March 31, 2012, which was approximately US$1.28 million, in our consolidated statement of income and comprehensive income, with a corresponding increase in the carrying value of our long-term investment in Anhui Jucheng in our consolidated balance sheet. The net income achieved by Anhui Jucheng for the period from August 31, 2011 through March 31, 2012 was primarily subsidy income received from its local government.

Net income

As a result of the foregoing, for the year ended March 31, 2012, our net income increased to US$44.27 million. Without regard to the US$30.41 million non-cash gain and related US$7.60 million deferred income tax expense recognized upon the deconsolidation of Anhui Jucheng, for the year ended March 31, 2012, our adjusted net income decreased to US$21.46 million, of which approximately US$20.35 million was generated from our equipment sales and installation, software sales and technical services, and approximately US$1.11 million was generated from our sales of industrial chemicals. This compared to US$24.44 million of net income for the year ended March 31, 2011, that consisted of US$23.84 million which was generated from our equipment sales and installation, software sales and technical services and US$0.60 million which was generated from our sale of industrial chemicals.

Loss (income) attributable to noncontrolling interests

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. During the period that Anhui Jucheng’s results of operations were consolidated with ours, net loss or income generated from Anhui Jucheng was allocated to the noncontrolling shareholder of Anhui Jucheng based on his percentage ownership in the entity, which was 49%, during that period. Therefore, for the period from April 1, 2011 through August 30, 2011, approximately US$0.08 million of Anhui Jucheng’s net loss incurred was attributable to the 49% noncontrolling shareholder of Anhui Jucheng. For the period from July 5, 2010 through March 31, 2011, approximately US$0.30 million of Anhui Jucheng’s net income was attributable to the 49% noncontrolling shareholder of Anhui Jucheng.

Net income available to LianDi Clean stockholders

Net income minus income attributable to noncontrolling interests is net income available to LianDi Clean stockholders. For the year ended March 31, 2012, net income available to LianDi Clean stockholders was US$44.35 million. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon the deconsolidation of Anhui Jucheng, for the year ended March 31, 2012, our adjusted net income available to LianDi Clean stockholders was approximately US$21.54 million as compared to US$24.14 million for the year ended March 31, 2011.

Preferred stock deemed dividend

The fair value of the escrow shares is attributed to newly issued securities in the private placement and was allocated according to their respective fair value at February 26, 2010:

Allocation of
escrow shares

Discount on common stock	$373,260
Dividend on preferred stock	4,007,745
Discount on warrants	544,805
Total	$4,925,810

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method. Accretion of such preferred stock deemed dividend for the year ended March 31, 2011 was approximately US$4.01 million, which was recorded as a deduction to the net income available to common stockholders of LianDi Clean for the year ended March 31, 2011. No further accretion was required after March 31, 2011.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, holders of Series A Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock, which was US$3.50 per share, and the actual number of days each share was outstanding within the reporting period. The total preferred stock dividend accrued was approximately US$1.27 million and US$1.82 million for the years ended March 31, 2012 and 2011, respectively.

Net income available to common stockholders of LianDi Clean

Net income available to LianDi Clean stockholders minus the preferred stock deemed dividend and preferred stock cash dividend is net income available to common stockholders of LianDi Clean. For the years ended March 31, 2012 and 2011, net income available to common stockholders of LianDi Clean was approximately US$43.09 million and US$18.31 million, respectively. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon the deconsolidation of Anhui Jucheng, for the year ended March 31, 2011, and the US$4.01 million preferred stock deemed dividend recognized for the year ended March 31, 2011, our adjusted net income available to common stockholders of LianDi Clean was US$20.28 million and US$22.32 million, respectively.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents. As of March 31, 2012, we had cash and cash equivalents of approximately US$86.0 million.

Our liquidity needs include net cash used in operating activities, which primarily consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our majority owned subsidiary, Anhui Jucheng, to purchase raw materials for the manufacturing of chemical products, before Anhui Jucheng was deconsolidated; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of chemical products, before Anhui Jucheng was deconsolidated; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities primarily consists of the investments in computers and other office equipment, investment in purchasing oil sludge cleaning equipment and upgrading and expanding our existing manufacturing facilities for our majority owned subsidiary, Anhui Jucheng, before Anhui Jucheng was deconsolidated. For the years ended March 31, 2012 and 2011, we primarily financed our liquidity needs through our existing cash.

The following table provides detailed information about our net cash flow for the periods indicated:

	Year Ended March 31,
	2012	2011
	(Amount in thousands of US dollar)
Net cash provided by operating activities	2,057	12,864
Net cash used in investing activities	(16,539)	(1,676)
Net cash provided by financing actives	25,617	1,745
Effect of foreign currency exchange rate changes	1,624	1,071
Net increase in cash and cash equivalents	12,759	14,004

Net cash provided by operating activities:

For the year ended March 31, 2012, net cash provided by operating activities of US$2.06 million was primarily attributable to:

(1)	net income of US$21.69 million (excluding approximately US$1.53 million of non-cash expenses of depreciation, amortization, and share-based payments, approximately US$1.28 million of equity income in equity method affiliate and approximately US$30.41 million of non-cash gain and a related US$7.57 million of deferred income tax expense recognized for the deconsolidation of Anhui Jucheng);

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts payable increased by approximately US$3.09 million;

-	deferred revenue, other payables and accruals increased by approximately US$0.33 million, and

-	income tax payable increased by approximately US$2.99 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and notes receivable balance increased by approximately US$11.74 million;

-	we spent approximately US$6.64 million as prepayments to our equipment suppliers for uncompleted contracts and our raw material suppliers of industrial chemicals and at the same time, inventory balances increased by approximately US$3.76 million; and

-	we spent approximately US$3.90 million for prepaid expenses, and other current assets during the year, all of which represent a cash outflow of the year.

For the year ended March 31, 2011, net cash provided by operating activities of US$12.86 million was primarily attributable to:

(1)	net income of approximately US$26.42 million (excluding approximately US$1.98 million of non-cash expenses of depreciation, amortization, deferred income tax and share-based payments);

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	other payable and accrued expenses increased by approximately US$2.39 million; and

-	income tax payable increased by approximately US$0.56 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and notes receivable increased by approximately US$7.45 million;

-	we spent approximately US$4.86 million in prepayments, which was primarily paid to our equipment suppliers for uncompleted projects of our equipment sales and installation contracts, and our raw material suppliers of industrial chemicals, and at the same time inventory balance increased by approximately US$3.12 million;

-	tender deposits and other prepaid expenses increased by approximately US$1.03 million; and

-	we spent approximately US$0.05 million to settle our account payables during the year, all of which represent a cash outflow of the year.

Net cash used in investing activities:

For the year ended March 31, 2012, our net cash used in investing activities primarily consisted of the following transactions: (1) we spent approximately US$0.14 million purchasing general office equipment; (2) Anhui Jucheng spent approximately US$2.89 million to purchase equipment to upgrade its current manufacturing facilities, and spent approximately US$2.11 million as a deposit for land use rights; (3) the cash outflow effect of the deconsolidation of Anhui Jucheng was approximately US$5.36 million, which represented the cash and cash equivalents balance of Anhui Jucheng on the date of the deconsolidation; (4) we made a temporary loan to a related party of approximately US$0.40 million during the year; and (5) we made temporary loans to unrelated parties of approximately US$5.63 million during the year. In aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$16.54 million for the year ended March 31, 2012.

For the year ended March 31, 2011, our net cash used in investing activities primarily consisted of the following transactions: (1) we had an approximately US$2.39 million net cash inflow in connection with the Anhui Jucheng acquisition that closed on July 5, 2010, representing Anhui Jucheng’s cash and cash equivalents upon acquisition by us. We injected capital of RMB40.8 million (approximately US$6 million) into Anhui Jucheng in the form of cash in exchange for a 51% equity interest. Anhui Jucheng then became our subsidiary. The capital contribution has no impact on our consolidated cash flows; (2) during the year ended March 31, 2011, we spent approximately US$0.62 million purchasing oil sludge cleaning equipment and approximately US$0.07 million for other office equipment; our majority owned subsidiary, Anhui Jucheng, spent approximately US$0.50 million to purchase equipment to upgrade its current manufacturing facilities and also spent approximately US$1.26 million as a deposit for land use rights to further upgrade its manufacturing facilities; (3) during the year ended March 31, 2011, we repaid approximately US$4.92 million in third party loans; and (4) we collected approximately US$3.30 million of temporary loan, made to a third party. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.68 million for the year ended March 31, 2011.

Net cash provided by financing activities:

Our net cash provided by or used in financing activities included the following transactions: (1) the loans we borrowed from or repaid to our shareholders and noncontrolling shareholder of our majority owned subsidiary, Anhui Jucheng, before Anhui Jucheng was deconsolidated; (2) cash used for the payment of cash dividends to our convertible preferred stockholders; (3) the decrease or increase of our restricted cash balance, which represents our bank deposits held as collateral for our credit facilities; (4) short-term loans and revolving lines of credit we borrowed from or repaid to commercial banks; and (5) temporary loans we borrowed from or repaid to other third parties.

For the year ended March 31, 2012, (1) we paid approximately US$0.76 million in cash for the dividends on our convertible preferred stock; (2) as of March 31, 2012, the restricted cash balance decreased by approximately US$0.27 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2011, which was recorded as a cash inflow from our financing activities; (3) we repaid approximately US$0.19 million to the noncontrolling shareholder of Anhui Jucheng; (4) our shareholder loans increased by approximately US$1.38 million, that consisted of approximately US$0.48 million from Mr. Zuo, president and CEO of our company, and approximately US$0.90 million of which we borrowed from SJ Asia; (5) we borrowed approximately US$14.19 million of short-term bank loans for the importation of oil sludge cleaning equipment and revolving lines of credit and repaid approximately US$5.31 million of short-term bank loans that we previously borrowed; (6) we repaid approximately US$6.19 million of third party loans we temporarily borrowed in the last quarter of fiscal 2011 for our short-term RMB financing needs for the tender bidding purposes; and (7) we received capital contributions in advance from new shareholders of Anhui Jucheng of US$22.23 million. A capital injection of RMB142 million (approximately US$22.23 million) by the six new unaffiliated third party investors was paid up to Anhui Jucheng in cash on August 9, 2011. The capital injection was approved by the PRC bureau and the new business license of Anhui Jucheng was issued on August 30, 2011. Anhui Jucheng was deconsolidated from our financial statements on August 30, 2011. In aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$25.62 million for the year ended March 31, 2012.

For the year ended March 31, 2011, (1) we paid approximately US$1.59 million of cash for the dividend on our convertible preferred stock; (2) as of March 31, 2011, the restricted cash balance increased by approximately US$1.11 million as collateral for issuance of letters of credit to our suppliers as compared to that of March 31, 2011, which was recorded as a cash outflow of our financing activities; (3) we repaid approximately US$0.83 million to the noncontrolling shareholder of Anhui Jucheng; (4) Anhui Jucheng repaid approximately US$0.60 million of short-term bank loans during the year; and (5) we received temporary payments of approximately US$5.9 million made by unaffiliated third parties for our short-term RMB financing needs for our tender bidding purposes. We have repaid these third parties after March 31, 2011. In aggregate, this resulted in a net cash inflow from financing activities of approximately US$1.75 million for the year ended March 31, 2011.

Credit Facilities:

As of March 31, 2012, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee, trade finance and short term money market loan facilities, up to an aggregate amount of HK$79.5 million (equivalent to approximately US$10.24 million). Collateral for the General Facilities includes the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 9 to our audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$45 million (or approximately US$5.80 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately US$0.64 million).

The General Facilities are available to the Company until July 15, 2012. As of March 31, 2012, the General Facilities were utilized to the extent of $4,599,266 and $4,395,564 in relation to contract performance guarantees and short-term bank loans (Note 17 to our audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012), respectively.

As of March 31, 2012, total outstanding contract performance guarantees were $5,880,476 issued by the banks on behalf of the Company.

On November 11, 2011, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately US$773,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility includes a guarantee for HK$6 million provided by China LianDi. As of March 31, 2012, there was no borrowing under the Government Sponsored Facility.

C.  Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of March 31, 2012.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

ITEM 9              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2012, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were ineffective. This determination was primarily due to the identification of the material weaknesses identified in our internal control over financial reporting discussed below in “Management’s Report on Internal Control over Financial Reporting”, which we regard as an integral part of our disclosure controls and procedures.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was ineffective as of March 31, 2012, due to the following material weaknesses identified:

• We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of some specific accounting principles generally accepted in the United States commensurate with our financial reporting requirements, which resulted in the restatement of one of our quarterly reports during the year ended March 31, 2012; and

• Currently, we do not have an “audit committee financial expert” as defined by the rules and regulations of the SEC serving as a member of our Audit Committee.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely manner.

Remediation Initiatives:

• we are committed to establish and maintain adequate internal control over financial reporting, but due to limited qualified resources in the region where we operate, we were not able to hire sufficient skilled accounting personnel with an appropriate level of U.S. GAAP technical accounting knowledge and experience and SEC financial reporting knowledge commensurate with our financial reporting requirements before the end of fiscal 2012.  However, we have enhanced the training of our finance team and other relevant personnel on the U.S. GAAP accounting guidance and SEC reporting requirements applicable to our financial statements.

• we intend to seek an appropriate independent expert who is qualified as an “audit committee financial expert” as defined by the rules and regulations of the SEC to serve as the Chairman of our Audit Committee as soon as practicable.

We intend to remediate the material weaknesses before March 31, 2013, but we can give no assurance that we will be able to do so. Designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our internal control over financial reporting may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None.

PART III.

ITEM 10           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their age, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. Mr. Joel Paritz, our former independent director, resigned as a member of the Board of the Company and chairman of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee on September 1, 2011. We are currently in the process of seeking a replacement of his role on the Board.

Name	Age	Position
Jianzhong Zuo(2)	43	Chief Executive Officer, President and Chairman of the Board
Yong Zhao(2)	40	Chief Financial Officer
Hirofumi Kotoi(2)	49	Director
Xiaojun Li(1)(2)	49	Independent Director
Hongjie Chen(1)(2)	40	Independent Director

(1)	Serves as a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.
(2)	The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the board’s discretion.

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

Board Composition

The Board of Directors is currently composed of four members. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. A quorum is a majority of the Board of Directors.

Committees of the Board of Directors

Audit Committee

Our Audit Committee consists of Xiaojun Li and Hongjie Chen, each of whom is independent. The Audit Committee assists the Board of Directors oversight of (i) the integrity of the our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditor, and prepares the report that the SEC requires to be included in our annual proxy statement. The audit committee operates under a written charter. Mr. Joel Paritz was the Chairman of our audit committee before his resignation on September 1, 2011. Currently, we are in the process of seeking a replacement to serve as Chairman of our Audit Committee and we do not have an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in identifying qualified individuals to become members of our Board of Directors, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness. Currently, Xiaojun Li and Hongjie Chen are members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a written charter. Mr. Joel Paritz was the Chairman of the Nominating and Corporate Governance Committee before his resignation on September 1, 2011. Currently, we are in the process of seeking a replacement to serve as Chairman of our Nominating and Corporate Governance Committee.

Compensation Committee

The Compensation Committee is responsible for overseeing and, as appropriate, making recommendations to the Board of Directors regarding the annual salaries and other compensation of our executive officers and general employees and other policies, and for providing assistance and recommendations with respect to our compensation policies and practices. Currently, Xiaojun Li and Hongjie Chen are members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Joel Paritz was the Chairman of Compensation Committee before his resignation on September 1, 2011. Currently, we are in the process of seeking a replacement to serve as Chairman of our Compensation Committee.

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

Based solely on our review of such forms furnished to us, we believe that during the prior fiscal year, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act.

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

ITEM 11              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid by the Company, as well as certain other compensation paid or accrued, for each of the last two fiscal years of the Company to each named executive officer.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards	All Other compensation ($)	Total

Jianzhong Zuo,	2012	14,390	—	—	—	14,390
President and Chief Executive Officer	2011	6,258	—	—	—	6,258

Yong Zhao,	2012	18,770	—	—	—	18,770
Chief Financial Officer	2011	17,881	—	—	—	17,881

During each of the last two fiscal years, none of our other officers had total compensation greater than $100,000. In addition, our executive officers and/or their respective affiliates will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of such expenses by anyone other than our Board of Directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Employment Agreements

Jianzhong Zuo

Mr. Zuo’s employment agreement, effective June 15, 2008, provides that Mr. Zuo will be employed as President of Beijing JianXin for a two year term until June 14, 2010, which term has been extended to June 14, 2012 and further extended for an additional two years until June 14, 2014. During the term of the agreement, Mr. Zuo will devote substantially all of his time to the service of the Company and may not compete directly or indirectly with us. We may terminate Mr. Zuo for cause at any time, and without cause upon 30 days notice. Mr. Zuo may resign without good reason upon 30 days’ notice.

Mr. Zuo received total compensation of $14,390 and $6,258 for fiscal 2012 and 2011, respectively, based on a verbal agreement with management.

Yong Zhao

Mr. Zhao’s employment agreement, effective June 15, 2008, provides that Mr. Zuo will be employed as Chief Financial Officer of Beijing JianXin for a two year term, which term has been extended to June 14, 2012 and further extended for an additional two years until June 14, 2014. During the term of the agreement, Mr. Zhao will devote substantially all of his time to the service of the Company and may not compete directly or indirectly with us. We may terminate Mr. Zhao for cause at any time, and without cause upon 30 days notice. Mr. Zhao may resign without good reason upon 30 days’ notice.

Mr. Zhao received total compensation of $18,770 and $17,881 for fiscal 2012 and 2011, respectively, based on a verbal agreement with management.

Apart from as set forth above, our named executive officers are reimbursed for reasonable expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors for fiscal 2012 and 2011.

Outstanding Equity Awards at Fiscal Year-end

None.

Director Compensation

The following table sets forth information regarding compensation of each director, other than named executive officers, for fiscal 2012 ended March 31, 2012.

FISCAL 2012 DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Hirofumi Kotoi	-	-	-	-	-	-	-

Joel Paritz*	8,000	-	10,440	-	-	-	18,440

Xiaojun Li	3,600	-	2,175	-	-	-	5,775

Hongjie Chen	3,600	-	2,175	-	-	-	5,775

* Mr. Paritz resigned on September 1, 2011.

(1) The aggregate grant date fair value of the options awarded computed in accordance with FASB ASC Topic 718.

Apart from as set forth above, our directors, other than named executive officers are reimbursed for reasonable expenses incurred by them in connection with attending Board of Directors’ meetings, but they do not receive any other compensation for serving on the Board of Directors for fiscal 2012.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plans. All decisions regarding compensation are determined by our Compensation Committee.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan and do not intend to adopt any of such programs in the near future.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its directors or executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of July 12, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise stated, the address of all persons in the table is c/o LianDi Clean Technology Inc., Unit 401-405, 4/F, Tower B, Wanliuxingui Building, 28 Wanquanzhuang Road, Haidian District, Beijing, China 100089.

As of July 12, 2012, an aggregate of 36,444,850 shares of our common stock were outstanding.

	Common Stock
Name of Beneficial Owner	Number of Shares	Percentage of Class(1)
SJ Asia Pacific Ltd. (2)(3)	19,881,463	54.55%

China LianDi Energy Resources Engineering Technology Ltd. (4)	5,284,660	14.50%

Jianzhong Zuo, Chairman, Chief Executive Officer & President (4)	5,284,660	14.50%

Yong Zhao, Chief Financial Officer	—	—

Hirofumi Kotoi, Director (5)	19,881,463	54.55%

Xiaojun Li, Independent Director (6)	5,000	*

Hongjie Chen, Independent Director (7)	5,000	*

TriPoint Global Equities, LLC (8)	1,914,170	5.13%

All officers and directors as a group (5 persons)	25,176,123	69.08%

* Less than one percent.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or or investment power within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.
(2)	SJ Asia Pacific Ltd. is a wholly-owned subsidiary of SJI Inc., a Jasdaq listed company organized under the laws of Japan. Hirofumi Kotoi, one of our directors, and Jian Li are directors of SJ Asia Pacific Ltd. Its business address is Shinagawa Seaside, East Tower 4-12-8, Higashi-Shinagawa, Shinagawa-Ku, Tokyo, Japan.

(3)	Consists of (1) 11,675,118 shares of our common stock held of record by SJ Asia Pacific Ltd.; (2) 6,838,620 shares of our common stock held of record by Hua Shen Trading (International) Ltd., whose sole shareholder is SJ Asia Pacific Ltd., which may be deemed to beneficially own the shares held by Hua Shen Trading (International) Ltd.; and (3) 1,367,725 shares of our common stock held of record by Rapid Capital Holdings Limited., whose sole shareholder is SJ Asia Pacific Ltd., which may be deemed to indirectly beneficially own the shares held by Rapid Capital Holdings Limited. Information regarding this beneficial owner is furnished in reliance upon its Schedule 13D/A filed by SJ Asia Pacific Ltd., Hua Shen Trading (International) Ltd., Hirofumi Kotoi and Jian Li, with the SEC on May 11, 2012.

(4)	Mr. Jianzhong Zuo, our Chairman, Chief Executive Officer and President, is a director of China LianDi Energy Resources Engineering Technology Ltd. and holds voting and dispositive power over the shares held by it.

(5)	Includes shares held of record by SJ Asia Pacific Ltd., Hua Shen Trading (International) Ltd., and Rapid Capital Holdings Limited. Mr. Kotoi is a director of SJ Asia Pacific Ltd. and shares voting and dispositive power over the shares beneficially owned by SJ Asia Pacific Ltd. directly and indirectly as stated in item (3), as a result of his position as a director of SJ Asia Pacific Ltd.
(6)	Includes options to acquire 5,000 shares of our common stock that are exercisable within 60 days of July 12, 2012.
(7)	Includes options to acquire 5,000 shares of our common stock that are exercisable within 60 days of July 12, 2012.
(8)	This number includes (a) the following securities held by TriPoint Global Equities, LLC, our placement agent in the Private Placement: (i) 582,706 shares of common stock underlying Placement Agent Warrants, (ii) 148,955 shares underlying placement agent Series A Warrants and (iii) 148,955 shares underlying placement agent Series B Warrants; and (b) the following securities held by TriPoint Capital Advisors, LLC, our previous financial consultant: (i) 1,033,554 shares of common stock. Mark Elenowitz and Michael Boswell share voting and dispositive power over the securities held by TriPoint Global Equities, LLC. Mark Elenowitz and Michael Boswell, along with Louis Taubman, share voting and dispositive power over the securities held by TriPoint Capital Advisors, LLC. The principal address of TriPoint Global Equities, LLC is 17 State Street, 20th Floor, New York, New York 10004.

Changes in Control

Not Applicable.

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As of March 31, 2012, we borrowed approximately $8.3 million from SJ Asia Pacific Limited (a shareholder of the Company). The loans are unsecured, payable on demand and bear interest at 3% to 5% per annum.

As of March 31, 2012, we borrowed approximately $1.2 million from Mr. Zuo (our Chief Executive Officer, President and Chairman). This loan is unsecured, interest free, and is payable on demand.

Director Independence

Two of our directors, Messrs. Li and Chen, have been determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act. No transactions, relationships or arrangements were considered by the board of directors in determining that these directors were independent. Our former director Mr. Paritz was determined to be independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and Section 10A(m)(3) of the Exchange Act when he served as a director with the Company.

ITEM 14           PRINCIPAL ACCOUNTANT FEE AND SERVICES

Fees for the fiscal years ended March 31, 2012 and 2011

Audit Fees.

The audit services fees related to our engagement with Crowe Horwath (HK) CPA Limited for the audit of our annual financial statements for the fiscal years ended March 31, 2012 and 2011 was $314,000 and $281,300, respectively.

Audit-Related Fees.

None.

Tax Fees.

None.

All Other Fees .

None.

As provided for in our Audit Committee charter, the Audit Committee pre-approves all audit and non-audit services by the independent auditors as required by applicable law and the rules of any securities exchange upon which our securities may be listed.

PART IV.

ITEM 15           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1	Share Exchange Agreement dated February 26, 2010, by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), Reed Buley, China LianDi Clean Technology Engineering Ltd., and the shareholders of China LianDi Clean Technology Engineering Ltd. (1)

3.1	Articles of Incorporation of LianDi Clean Technology Inc., as amended (2)

3.3	Certificate of Designation (1)

3.4	By-laws (2)

4.1	Registration Rights Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein (1)

4.2	Form of Series A Warrant (1)

4.3	Form of Series B Warrant (1)

10.1	Securities Purchase Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and certain investors listed therein (1)

10.2	Securities Escrow Agreement dated as of February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.), China LianDi Energy Resources Engineering Technology Ltd. and certain investors listed therein (1)

10.3	Lock-up Agreement dated February 26, 2010 by and among LianDi Clean Technology Inc. (f/k/a Remediation Services, Inc.) and China LianDi Energy Resources Engineering Technology Ltd. (1)

10.4	Placement Agent Agreement with TriPoint Global Equities, LLC (2)

10.5	Employment Agreement with Jianzhong Zuo (2)

10.6	Employment Agreement with Yong Zhao (2)

10.7	Sales Contract by and between Hua Shen Trading (International) Limited and China Petrochemical International Co. Ltd. dated as of September 28, 2007 (1)

10.8	Cooper Cameron Valves Authorization Letter dated as of September 6, 2006 (1)

10.9	Form of Rotork Authorization Letter (1)

10.10	International Distributor Agreement by and between Petrochemical Engineering Limited and DeltaValve dated as of February 12, 2010 (2)

10.11	Poyam Authorization Letter dated as of May 20, 2010 (2)

10.12	After-sale Services Agreement by and between Petrochemical Engineering Limited and AMPO S. Coop Poyam Valves dated as of January 20, 2010 (2)

10.13	Entrustment purchase agreement by and between Beijing JianXin Petrochemical Engineering Ltd. and Petrochemical Engineering Limited (1)

10.14	Loan Agreements from Shareholder (2)

10.15	Independent Director Agreement of Joel Paritz (3)

10.16	Independent Director Agreement of Xiaojun Li (3)

10.17	Independent Director Agreement of Hongjie Chen (3)

14.1	Code of Business Conduct and Ethics (3)

16.1	Letter from The Hall Group, CPAs dated May 10, 2010 regarding the change in the Registrant’s certifying accountant (4)

16.2	Letter from The Hall Group, CPAs dated May 13, 2010 regarding the change in the Registrant’s certifying accountant (5)

21.1	Subsidiaries of the Registrant (6)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(3) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010.

(4) Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2010.

(5) Incorporated by reference herein to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 13, 2010.

(6) Incorporated by reference herein to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIANDI CLEAN TECHNOLOGY INC.

July 13, 2012	By:	/s/ Jianzhong Zuo
(Date Signed)		Jianzhong Zuo, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Jianzhong Zuo	Chief Executive Officer, President and Chairman (Principal Executive Officer)	July 13, 2012
Jianzhong Zuo

/s/ Yong Zhao	Chief Financial Officer (Principal Accounting Officer)	July 13, 2012
Yong Zhao

/s/ Hirofumi Kotoi	Director	July 13, 2012
Hirofumi Kotoi

/s/ Hongjie Chen	Director	July 13, 2012
Hongjie Chen

/s/ Xiaojun Li	Director	July 13, 2012
Xiaojun Li

LIANDI CLEAN TECHNOLOGY INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of March 31, 2012 and 2011	F-2 – F-3

Consolidated Statements of Income and Comprehensive Income for the Years Ended March 31, 2012 and 2011	F-4 – F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011	F-6 – F-7

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended March 31, 2012 and 2011	F-8

Notes to Consolidated Financial Statements	F-9 – F-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LianDi Clean Technology Inc.

We have audited the accompanying consolidated balance sheets of LianDi Clean Technology Inc. (“Company”) and subsidiaries as of March 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of March 31, 2012 and 2011 and the consolidated results of their operations and cash flows for each of the two years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath (HK) CPA Limited

Hong Kong, China

July 13, 2012

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of March 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$86,001,608	$73,242,735
Restricted cash	3,890,403	4,122,085
Notes receivable	-	545,519
Accounts receivable, net of $nil allowance	20,085,108	12,293,961
Inventories	4,222,568	5,920,514
Prepayments to suppliers	6,919,279	9,469,765
Prepaid expenses and deposits	452,653	1,612,736
Other receivables, net of $nil allowance	6,466,075	462,352
Pledged trading securities	7,076	11,592
Due from a related party	401,820	-
Prepaid land use rights – current portion	-	47,902

Total current assets	128,446,590	107,729,161

Other Assets
Property, plant and equipment, net	908,847	11,307,135
Intangible assets, net	4,324,988	4,787,175
Investment in and advance to equity method affiliate	39,970,263	-
Prepaid land use rights – non-current portion	-	1,828,266
Deposit for land use rights	-	1,360,503
Construction in progress	-	860,738
Goodwill	-	365,528

Total assets	$173,650,688	$128,238,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$9,522,368	$2,678,187
Accounts payable	1,742,612	4,049,470
Deferred revenue	2,208,356	1,257,883
Other payables and accrued expenses	7,187,463	15,438,576
Provision for income tax	3,499,282	635,142
Due to shareholders	9,463,237	8,046,181
Due to noncontrolling interests	-	4,141,332
Preferred stock dividend payable	922,412	416,696

Total current liabilities	34,545,730	36,663,467

Deferred tax liability	7,799,664	675,258

Total liabilities	42,345,394	37,338,725

Commitments and Contingencies (Notes 20 and 27)

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of March 31,
	2012	2011

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; nil and 5,517,970 shares issued and outstanding, respectively; aggregate liquidation preference amount: $nil and $19,729,591at March 31, 2012 and 2011, respectively)	-	14,068,693

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 36,444,850 and 30,926,880 shares issued and outstanding at March 31, 2012 and 2011, respectively)	36,445	30,927
Additional paid-in capital	38,559,525	24,294,437
Statutory reserves	1,190,690	1,190,690
Retained earnings	86,593,584	43,505,802
Accumulated other comprehensive income	4,925,050	1,879,286

Total LianDi Clean stockholders’ equity	131,305,294	70,901,142

Noncontrolling interests	-	5,929,946

Total equity	131,305,294	76,831,088

Total liabilities and stockholders’ equity	$173,650,688	$128,238,506

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended March 31,
	2012	2011
NET REVENUE:
Sales and installation of equipment	$94,562,731	$103,386,679
Sales of software	17,473,104	14,666,303
Services	3,616,454	215,181
Sales of industrial chemicals	12,026,140	22,574,134
	127,678,429	140,842,297
Cost of revenue:
Cost of equipment sold	(80,613,787)	(84,083,187)
Amortization of intangibles	(638,168)	(607,948)
Cost of software	(4,478,245)	(5,489,240)
Cost of industrial chemicals	(11,156,356)	(20,879,094)
	(96,886,556)	(111,059,469)

Gross profit	30,791,873	29,782,828
Operating expenses:
Selling expenses	(2,590,083)	(2,296,708)
General and administrative expenses	(3,303,858)	(3,731,147)
Research and development cost	(346,519)	(258,296)
Total operating expenses	(6,240,460)	(6,286,151)

Income from operations	24,551,413	23,496,677
Other income (expenses), net
Interest income	43,456	122,404
Interest and bank charges	(597,651)	(604,388)
Exchange losses, net	(887,190)	(598,426)
Value added tax refund	-	1,938,205
Gain on deconsolidation of subsidiary	30,407,821	-
Other	131,800	603,527
Total other income (expenses), net	29,098,236	1,461,322

Income before income tax	53,649,649	24,957,999
Income tax expense	(10,656,555)	(519,717)
Income before equity in earnings of equity method affiliate	42,993,094	24,438,282
Equity in earnings of equity method affiliate	1,279,751	-

NET INCOME	44,272,845	24,438,282

Loss (income) attributable to noncontrolling interests	80,823	(295,282)
Net income attributable to LianDi Clean stockholders	$44,353,668	$24,143,000
Preferred stock deemed dividend	-	(4,007,745)
Preferred stock dividend	(1,265,886)	(1,823,422)
Net income available to common stockholders	$43,087,782	$18,311,833

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended March 31,
	2012	2011

Net income attributable to LianDi Clean stockholders	$44,353,668	$24,143,000

Other comprehensive income attributable to LianDi Clean stockholders:
Foreign currency translation adjustment	3,045,764	1,814,125

Comprehensive income attributable to LianDi Clean stockholders	47,399,432	25,957,125

Comprehensive income attributable to noncontrolling interests	9,531	482,464

TOTAL COMPREHENSIVE INCOME	$47,408,963	$26,439,589

Earnings per share attributable to LianDi Clean stockholders::
Basic	$1.35	$0.61
Diluted	$1.22	$0.61

Weighted average number of shares outstanding:
Basic	31,938,481	29,939,570
Diluted	36,444,850	30,182,555

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,272,845	$24,438,282
Adjustments for:
Depreciation of property, plant and equipment	654,269	958,332
Amortization of intangible assets	670,920	658,306
Loss on disposal of fixed assets	2,331	-
Deferred tax liability	7,568,781	(40,509)
Changes in fair value of pledged trading securities	4,516	-
Equity in earnings of equity method affiliate	(1,279,751)	-
Gain on deconsolidation of subsidiary	(30,407,821)	-
Share-based payments	201,913	406,003
(Increase) decrease in assets:
Accounts receivable	(11,583,396)	(7,245,660)
Notes receivable	(155,777)	(202,894)
Inventories	(3,756,613)	(3,120,478)
Prepayments to suppliers	(6,645,629)	(4,863,253)
Deferred costs, prepaid expenses and other current assets	(3,904,717)	(1,033,311)
Increase (decrease) in liabilities:
Accounts payable	3,093,518	(47,513)
Deferred revenue, other payables and accruals	328,033	2,394,314
Income tax payable	2,993,355	561,961
Net cash provided by operating activities	2,056,777	12,863,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(105,828)	(1,180,343)
Payment for construction in progress	(2,927,387)	-
Cash outflow due to deconsolidation of Anhui Jucheng (note1)	(5,364,481)	-
Acquisition of subsidiaries, net of cash and cash equivalents acquired (note 1)	-	2,385,523
Payment of deposit for land use rights	(2,114,587)	(1,262,088)
Advance to related parties	(395,598)	-
Advance to other entities	(5,630,895)	(1,618,717)
Net cash used in investing activities	(16,538,776)	(1,675,625)

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended March 31,
	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	274,698	(1,109,862)
Repayment of short term bank loans	(5,311,111)	(596,027)
New short term bank loans	14,190,772	-
Capital contributions received in advance from new shareholders of Anhui Jucheng (note 1)	22,233,704	-
Repayment to noncontrolling interests	(194,148)	(826,222)
Advance from (repayment to) shareholders	1,376,455	(45,850)
(Repayment to) advance from other entities	(6,193,509)	5,914,507
Payment of preferred stock dividend	(760,170)	(1,591,546)
Net cash provided by financing activities	25,616,691	1,745,000

Effect of foreign currency translation on cash	1,624,181	1,071,352
Increase in cash and cash equivalents	12,758,873	14,004,307
Cash and cash equivalents, beginning of year	73,242,735	59,238,428

CASH AND CASH EQUIVALENTS, end of year	$86,001,608	$73,242,735

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$291,430	$138,428
Cash paid for income tax	$55,901	$17,673

NON-CASH ACTIVITIES
Common stock issued for conversion of preferred stock	$14,068,693	$3,998,070

Deconsolidation of Anhui Jucheng (note 1)

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other	Non-
	Number		Paid-in	Statutory	Retained	Comprehensive	Controlling
	of Shares	Amount	Capital	Reserves	Earnings	Income	Interests	Total

Balance, April 1, 2010	29,358,772	$29,359	$19,891,932	$1,138,733	$25,245,926	$65,161	$-	$46,371,111
Noncontrolling equity interests in acquired subsidiary	-	-	-	-	-	-	5,447,482	5,447,482
Net income for the year	-	-	-	-	24,143,000	-	295,282	24,438,282
Foreign currency translation adjustment	-	-	-	-	-	1,814,125	187,182	2,001,307
Share-based payments to independent directors	-	-	61,900	-	-	-	-	61,900
Share-based payments to consultancy services provider	-	-	344,103	-	-	-	-	344,103
Transfer to statutory reserve	-	-	-	51,957	(51,957)	-	-	-
Preferred stock converted into common stock	1,568,108	1,568	3,996,502	-	-	-	-	3,998,070
Preferred stock dividend	-	-	-	-	(1,823,422)	-	-	(1,823,422)
Preferred stock deemed dividend	-	-	-	-	(4,007,745)	-	-	(4,007,745)

Balance, March 31, 2011	30,926,880	$30,927	$24,294,437	$1,190,690	$43,505,802	$1,879,286	$5,929,946	$76,831,088

Net income for the year	-	-	-	-	44,353,668	-	(80,823)	44,272,845
Foreign currency translation adjustment	-	-	-	-	-	3,045,764	90,354	3,136,118
Share-based payments to independent directors	-	-	14,790	-	-	-	-	14,790
Share-based payments to consultancy services provider	-	-	80,965	-	-	-	-	80,965
Share-based payments to an investor	-	-	106,158	-	-	-	-	106,158
Preferred stock converted into common stock	5,517,970	5,518	14,063,175	-	-	-	-	14,068,693
Preferred stock dividend	-	-	-	-	(1,265,886)	-	-	(1,265,886)
Deconsolidation of Anhui Jucheng	-	-	-	-	-	-	(5,939,477)	(5,939,477)

Balance, March 31, 2012	36,444,850	$36,445	$38,559,525	$1,190,690	$86,593,584	$4,925,050	$-	$131,305,294

The accompanying notes form an integral part of these consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

nOTE 1	description of business AND ORGANIZATION

Nature of operations

LianDi Clean Technology Inc. (“LianDi Clean” or the “Company”) is a holding company and, through its subsidiaries, primarily engages in the distribution of clean technology for refineries (unheading units for the delayed coking process), the distribution of a wide range of petroleum and petrochemical valves and equipment, providing systems integration, developing and marketing optimization software for the polymerization process and providing related technical and engineering services to large domestic Chinese petroleum and petrochemical companies and other energy companies. The Company is also engaged in manufacturing and selling industrial chemical products, which is operated through its equity method affiliate, Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”), that is engaged in the business of developing, manufacturing and selling organic and inorganic chemical products and high polymer fine chemical products, as well as providing chemical professional services.

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

On February 26, 2010, Remediation consummated the transactions contemplated by the Share Exchange Agreement (the “Exchange Agreement”), by and among (i) China LianDi and China LianDi’s shareholders, (collectively, the “China LianDi Shareholders”), who together owned shares constituting 100% of the issued and outstanding ordinary shares of China LianDi (the “China LianDi Shares”) and (ii) the former principal stockholder of Remediation. Immediately prior to the Share Exchange, 4,690,000 shares of Remediation’s common stock then outstanding were cancelled and retired, so that immediately prior to the Share Exchange, Remediation had 28,571,430 shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, the China LianDi Shareholders transferred to Remediation all of the China LianDi Shares in exchange for the issuance of 27,354,480 shares of Remediation’s common stock, par value $0.001 per share (such transaction, the “Share Exchange”), representing approximately 96% of Remediation’s shares of common stock then issued and outstanding. The Share Exchange resulted in a change in control of Remediation. China LianDi also paid $275,000 to Remediation’s former principal shareholder, as a result of the Share Exchange having been consummated.

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

On March 17, 2010, Remediation formed a corporation under the laws of the State of Nevada named LianDi Clean Technology Inc. ("Merger Sub") and on the same day, acquired one hundred shares of Merger Sub's common stock for cash. Accordingly, Merger Sub became a wholly-owned subsidiary of Remediation.

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

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Details of LianDi Clean’s subsidiaries as of March 31, 2012 are as follows:

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

In July 2004, China LianDi was founded with 60% owned by Mr. Jianzhong Zuo (“Mr. Zuo,” the Chief Executive Officer and Chairman of the Company) and 40% owned by another minority shareholder. On October 2, 2007, Mr. Zuo acquired from such minority shareholder the remaining 40% interest in China LianDi for US$1, and accordingly became the sole shareholder of China LianDi. On March 6, 2008, SJ Asia Pacific Limited (a company incorporated in the British Virgin Islands and wholly owned by SJI Inc., a company incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc.) acquired a 51% interest in China LianDi from Mr. Zuo in exchange for: (i) US$1.00; (ii) the commitment to investing HK$60,000,000 (or approximately $7.7 million) in China LianDi; and (iii) the provision of financial support for China LianDi by way of an unlimited shareholder’s loan bearing interest at a rate not exceeding 5% per annum. As a result, China LianDi was owned 51% by SJ Asia Pacific Limited and 49% by Mr. Zuo.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

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

Dragon Excel and Rapid Capital are held by two individuals unaffiliated to China LianDi at the time of the transfers. The transfer of a 5% interest in China LianDi from Mr. Zuo to each of Dragon Excel and Rapid Capital was effected for Mr. Zuo’s own personal reasons. The transfer of a 3% interest of China LianDi from the principal shareholder, SJ Asia Pacific Limited to TriPoint was entered into for consulting services related to facilitating the private placement.

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

On December 31, 2010, China LianDi acquired a 100% equity interest in Hongteng Technology Limited together with its wholly-owned subsidiary in the PRC, Beijing Hongteng Weitong Technology Co., Ltd., from Mr. Zuo, CEO of the Company, for cash consideration of $2,272.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Net assets of Hongteng Technology Limited and subsidiary as of December 31, 2010 (date of acquisition as a subsidiary of the Company)	Book value and fair value

Cash and cash equivalents	$60,462
Other current assets	472,731
Property, plant and equipment, net	128,268
Other current liabilities	(659,189)
Net assets acquired	$2,272
Total purchase consideration payable	$2,272
Net cash from acquisition of Hongteng Technology Limited and subsidiary	$60,462

On July 5, 2010, Beijing Jianxin acquired a 51% equity interest of Anhui Jucheng. Anhui Jucheng is primarily engaged in developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing.

Net assets of Anhui Jucheng as of July 5, 2010 (date of acquisition as a subsidiary of the Company)	Book value	Fair value
Prepaid land use right	$102,831	$1,850,864
Inventories	2,632,798	2,590,922
Property, plant and equipment, net (including buildings)	10,255,673	11,282,723
Cash and cash equivalents	2,325,060	2,325,060
Other current assets	7,036,246	7,038,678
Deferred tax liability	-	(693,771)
Amount due to shareholder	(6,074,352)	(6,074,352)
Other current liabilities	(12,011,494)	(13,226,465)
Net assets	$4,266,762	$5,093,659
Cash injection by Beijing JianXin		6,023,652
		11,117,311
Noncontrolling interest’s share of net assets		(5,447,482)
Net assets acquired		$5,669,829
Total purchase consideration		6,023,652
Goodwill (note 16)		$353,823

Pursuant to an investment agreement signed on August 3, 2011, and approved by the shareholders of Anhui Jucheng, six unaffiliated third party investors, invested cash in the aggregate of RMB142 million (approximately US$22.23 million) in exchange for a 23.28% interest in the enlarged registered capital. The total capital injection of RMB142 million was paid on August 9, 2011, of which RMB7.74 million was credited as registered capital (the enlarged registered capital became RMB33.25 million) and RMB134.26 million was credited as additional paid-in capital. The capital injection was approved by the PRC bureau and the new business licence of Anhui Jucheng was issued on August 30, 2011. As such, effective from August 30, 2011, the Company’s equity interest in Anhui Jucheng decreased from 51% to 39.13%, and the Company ceased to have a controlling financial interest in Anhui Jucheng, but still retains significant influence over Anhui Jucheng.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Net assets of Anhui Jucheng as of August 30, 2011 (date of deconsolidation as a subsidiary of the Company):	Book value

Prepaid land use rights	$4,044,281
Inventories	5,670,984
Property, plant and equipment, net (including buildings)	15,387,489
Cash and cash equivalents	5,364,481
Other current assets	19,115,229
Deferred tax liability	(666,666)
Amount due to shareholder	(4,052,833)
Capital contributions received in advance from new shareholders	(22,233,704)
Other current liabilities	(10,372,558)
Net assets of Anhui Jucheng as of August 30, 2011	12,256,703
Goodwill (note 16)	371,098
12,627,801
Noncontrolling interest’s share of net assets as of August 30, 2011	6,005,784
Fair value of the Company’s retained noncontrolling interests in Anhui Jucheng (note 15)	37,373,448
Exchange realignment	(343,610)
43,035,622
Gain on deconsolidation of Anhui Jucheng	$30,407,821

On September 27, 2011, two of the Company’s existing stockholders, SJ Asia Pacific Limited ("SJ Asia") and LianDi Energy, and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman and Chief Executive Officer of the Company, consummated the transactions contemplated by the Share Purchase Agreement (the "Share Purchase Agreement") dated as of September 22, 2011 relating to the purchase by SJ Asia from LianDi Energy of 5,400,000 shares of the Company’s common stock in exchange for an aggregate purchase price of $25,920,000 ($4.80 per share). As a result, SJ Asia beneficially owned an aggregate of 18,513,738 shares of the Company’s common stock, which constituted approximately 51% of the outstanding common shares of the Company as of March 31, 2012. The source of funds used for this investment was the capital increase of SJI, Inc., which is the sole shareholder of SJ Asia. The purpose of the Share Purchase Agreement and the transactions contemplated thereby was for SJ Asia to acquire in excess of 51% of the outstanding common shares of the Company and consolidate the Company's business with that of SJI, Inc., the parent company of SJ Asia. Following the transactions contemplated by the Share Purchase Agreement, Mr. Zuo remained the Chairman and Chief Executive Officer of the Company with the backing of SJ Asia. In addition to the Share Purchase Agreement described above, SJ Asia entered into a joinder agreement to a lock-up agreement with the Company whereby SJ Asia agreed that it may only sell up to one-twelfth (1/12) of SJ Asia's holdings every month through February 26, 2012.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

On March 30, 2012, SJ Asia signed an Accord and Satisfaction Agreement pursuant to which it agreed to accept on May 9, 2012 (the “Transfer Date”), in lieu of an outstanding debt in the amount of Japanese Yen (J¥) 539,255,277 (approximately US$6,763,518 at an exchange rate of US$1.00 = J¥80.00 on May 10, 2012), 100% of the shares of Rapid Capital Holdings Limited, a corporation organized under the laws of the British Virgin Islands (“Rapid Capital”), who in turn, owns 1,367,725 shares of our common stock. Therefore, SJ Asia indirectly, beneficially owns 1,367,725 shares of Common Stock of the Company through Rapid Capital.

As a result, SJ Asia beneficially owns an aggregate of 19,881,463 shares of our common stock, which constitutes approximately 54.6% of the outstanding common shares of our company as of the date of this report on Form 10-K. Following the above transactions contemplated, Mr. Zuo remains the Chairman and Chief Executive Officer of the Company with the backing of SJ Asia.

SJ Asia and SJI, Inc. become the Company’s immediate holding and ultimate holding companies since September 27, 2011.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended March 31, 2012 and 2011 include the useful lives of property and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.  As of March 31, 2012 and 2011, approximately $7.65 million and $16.23 million of the Company’s cash and cash equivalents were denominated in Chinese Renminbi (“RMB”) and were placed with banks in the PRC.  The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventories

Inventories are stated at the lower of cost or market. Cost of equipment and software inventory is determined on a specific identification basis and the cost of industrial chemical inventory is determined on a weighted average basis. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

The excess of the purchase price over the fair value of net assets acquired in a business combination is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill for the two years ended March 31, 2012 and 2011.

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

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Revenue is recognized when the following four criteria are met as prescribed by Accounting Standard Codification (“ASC”) Topic 605, “Revenue Recognition” issued by the Financial Accounting Standard Board (“FASB”): (i) persuasive evidence of an arrangement exists, (ii) product delivery has occurred or the services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured.

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

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

Product only

Revenue derived from sales contracts that require delivery of products only is recognized when the title to the products passes to customers. Titles to the products pass to the customers when the products are delivered and accepted by the customers.

Software sale

The Company recognizes revenue from the delivery of data processing platform software when the software is delivered to and accepted by the customer, pursuant to ASC Topic 985, “Software” and ASC Topic 605, “Revenue Recognition”. Costs of software revenue include amortization of software copyrights.

Service

The Company recognizes revenue from provision of services when the service has been performed, in accordance with ASC Topic 605, “Revenue Recognition”.

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the two years ended March 31, 2012 and 2011.

Deferred revenue and costs

Deferred revenue represents payments received from customers on equipment delivery and installation contracts prior to customer acceptance.  As revenues are deferred, the related costs of equipment paid to suppliers are also deferred. The deferred revenue and costs are recognized in the consolidated statements of income and comprehensive income in the period in which the criteria for revenue recognition are satisfied as discussed above.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred. During the two years ended March 31, 2012 and 2011, advertising and promotion costs were insignificant.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred. Shipping and handling costs were included in selling expenses in the consolidated statements of income and comprehensive income and amounted to $945,937 and $761,177 for the two years ended March 31, 2012 and 2011, respectively. Typically, the Company does not charge customers for these costs.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income taxes”.  ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the tax jurisdictions where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Comprehensive income

FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from foreign currency translation adjustments.

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

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year Ended March 31,
	2012	2011

NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$44,353,668	$24,143,000
Preferred stock deemed dividend	-	(4,007,745)
Preferred stock dividend	(1,265,886)	(1,823,422)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS-BASIC	$43,087,782	$18,311,833
Preferred stock dividend	1,265,886	-
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS – DILUTED	$44,353,668	$18,311,833

Weighted average number of shares:
Basic	31,938,481	29,939,570
Effect of preferred stock	4,506,369	-
Effect of dilutive warrants and options	-	242,985
Diluted	36,444,850	30,182,555

Earnings per share:
Basic	$1.35	$0.61
Diluted	$1.22	$0.61

The diluted earnings per share calculation for the year ended March 31, 2012 did not include the warrants and options to purchase up to 5,184,352 and 334,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the year ended March 31, 2011 did not include the warrants and options to purchase up to 3,438,972 and 107,973 shares of common stock, respectively, and the effect of convertible preferred stock, because their effect was anti-dilutive.

Commitments and contingencies

The Company follows ASC Subtopic 450-20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency

The Company has evaluated the determination of its functional currency based on the guidance in FASB ASC Topic 830, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

Historically, the sales and purchase contracts of the Company’s Hong Kong subsidiaries have substantially been denominated and settled in the U.S. dollar. Therefore, the Company’s Hong Kong subsidiaries generate and expend their cash predominately in the U.S. dollar. Accordingly, it has been determined that the functional currency of the Company’s Hong Kong subsidiaries is the U.S. dollar.

Historically, the sales and purchase contracts of the Company’s PRC subsidiaries have predominantly been denominated and settled in Renminbi (the lawful currency of Mainland China). Accordingly, it has been determined that the functional currency of the Company’s PRC subsidiaries is Renminbi.

On its own, the Company raises finances in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, and expects to receive a dividend if and when declared by its subsidiaries (including Beijing JianXin and Beijing Hongteng, which are wholly foreign-owned enterprises with a registered capital denominated in the U.S. dollar) in U.S. dollars.

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

	March 31, 2012	March 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.2943	US$1=RMB6.5564

Year Ended March 31,
	2012	2011
Items in statements of income and cash flows	US$1=RMB6.3933	US$1=RMB6.7111

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepayments to suppliers, short term bank loans, accounts payable, other payables and due to shareholders.

As of the balance sheet dates, the estimated fair values of these financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective reporting periods.

ASC Topic 820, “Fair Value Measurement”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of March 31, 2012
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount
Short-term investment:
Marketable equity securities	$7,076	$-	$-	$7,076
Total	$7,076	$-	$-	$7,076

	As of March 31, 2011
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount
Short-term investment:
Marketable equity securities	$11,592	$-	$-	$11,592
Total	$11,592	$-	$-	$11,592

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2012 and 2011.

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in U.S. GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the provisions in ASU 2011-08 will have no material impact on the Company’s consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the provisions in ASU 2011-11 will have no material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the provisions in ASU 2011-12 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3	RESTRICTED CASH

Restricted cash as of March 31, 2012 and 2011 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 20.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 4	ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET

ACCOUNTS RECEIVABLE

The Company’s accounts receivable at March 31, 2012 and 2011 are summarized as follows:

	March 31,	March 31,
	2012	2011
Accounts receivable	$20,085,108	$12,293,961
Less: Allowance for doubtful debts	-	-
	$20,085,108	$12,293,961

As of March 31, 2012 and 2011, the balance of accounts receivable included $2,208,356 and $1,257,883, respectively, of amounts billed but not paid by customers under retainage provisions in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized as of March 31, 2012 and 2011.

NOTES RECEIVABLE

Notes receivable arose from sale of goods and represent commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers.  Notes receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Notes receivable consisted of the following:

	March 31,	March 31,
	2012	2011
Notes receivable	$-	$545,519
Less: Allowance for doubtful debts	-	-
	$-	$545,519

NOTE 5	INVENTORIES

The Company’s inventories at March 31, 2012 and 2011 consisted of the following:

	March 31,	March 31,
	2012	2011

Raw materials	$-	$989,498
Work in process	-	242,100
Finished goods	4,253,368	4,187,689
Parts	-	532,027
Less: Allowance for stock obsolescence	(30,800)	(30,800)
Total	$4,222,568	$5,920,514

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 6	PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers as of March 31, 2012 and 2011 represented deposits or advance payments of $6.92 million and $4.36 million, respectively, for the purchases of equipment for sales to customers, and nil and $5.11 million, respectively, for the purchases of raw materials for the production and sales of chemical products.

NOTE 7	PREPAID EXPENSES AND DEPOSITS

The Company’s prepaid expenses and deposits at March 31, 2012 and 2011 consisted of the following:

	March 31,	March 31,
	2012	2011

Prepaid operating expenses	$239,645	$158,312
Tender deposits	86,300	1,194,221
Rental deposits	52,014	64,017
Advances to staff for normal business purpose	74,694	196,186
Total	$452,653	$1,612,736

Tender deposits represented deposit payments made to bid for contracts.

NOTE 8	OTHER RECEIVABLES

The Company’s other receivables at March 31, 2012 and 2011 are summarized as follows:

	March 31,	March 31,
	2012	2011

Other receivables from unrelated entities	$6,466,075	$462,352
Less: Allowance for doubtful debts	-	-
	$6,466,075	$462,352

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities, which were unsecured, non-interest bearing and repayable on demand.

NOTE 9	PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at March 31, 2012 and 2011 are summarized as follows:

	March 31,	March 31,
	2012	2011

Marketable equity securities	$7,076	$11,592

As of March 31, 2012 and 2011, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 20). Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 10	DUE FROM A RELATED PARTY

Due from a related party amounting to $401,820 at March 31, 2012 represented a short-term temporary loan advanced to a wholly-owned PRC subsidiary of SJI, Inc. (see Note 1). The loan is interest bearing at 3% per annum, unsecured and repayable on demand. During the year ended March 31, 2012, interest of $4,564 was earned from this related party.

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

The amortization expense on prepaid land use rights for the two years ended March 31, 2012 and 2011 was $19,712 and $35,098, respectively.

As of March 31, 2011, the deposit for land use rights of $1,360,503 represented the payment made by Anhui Jucheng to a local authority to acquire 50-year right to use two parcels of land which will be used for expansion of its manufacturing facilities.

NOTE 12	PROPERTY, PLANT AND EQUIPMENT, NET

The Company’s property, plant and equipment at March 31, 2012 and 2011 are summarized as follows:

	March 31,	March 31,
	2012	2011

Leasehold improvements	$330,533	$818,592
Buildings	-	4,805,953
Plant and machinery	687,882	8,803,075
Office equipment	145,672	351,240
Total cost	1,164,087	14,778,860
Less: Accumulated depreciation	(255,240)	(3,471,725)
Net	$908,847	$11,307,135

Depreciation expenses in the aggregate for the two years ended March 31, 2012 and 2011 were $654,269 and $958,332, respectively.

As of March 31, 2011, buildings and plant and machinery included assets held by Anhui Jucheng.

NOTE 13	CONSTRUCTION IN PROGRESS

Construction in progress, amounting to $860,738 as of March 31, 2011, comprised (i) capital expenditures of $639,316 for machinery which were either under installation or undergoing quality inspection and thus not yet put into use; and (ii) capital expenditures for construction of a new factory of Anhui Jucheng of $221,422.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 14	INTANGIBLE ASSETS

The Company’s intangible assets at March 31, 2012 and 2011 are summarized as follows:

	March 31,	March 31,
	2012	2011
Computer software and program	$40,997	$39,359
Software copyright	6,482,055	6,222,927
Less: Accumulated amortization	(2,198,064)	(1,475,111)

Net	$4,324,988	$4,787,175

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

Amortization expenses for the two years ended March 31, 2012 and 2011 were $651,208 and $623,208, respectively.

The estimated amortization expense of intangible assets over each of the next five years and thereafter will be $661,451 per annum.

NOTE 15	INVESTMENT IN AND ADVANCE TO EQUITY METHOD AFFILIATE

As explained in Note 1, since August 30, 2011, the Company owns a 39.13% equity interest in Anhui Jucheng and has the right to appoint one director out of a total of five to the board of directors. Accordingly, the Company exercises significant influence on Anhui Jucheng and thus Anhui Jucheng is accounted for as an equity method affiliate since August 30, 2011. The Company initially measured ( at August 30, 2011), its retained investment in the common stock of the investee at fair value in the deconsolidation transaction mentioned above in accordance with ASC Topic 810, “Consolidation”, paragraphs 810-10-40-3A through 40-5.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 15	INVESTMENT IN AND ADVANCE TO EQUITY METHOD AFFILIATE (CONTINUED)

Investment in equity method affiliate as of March 31, 2012:

Company’s share of retained investment in Anhui Jucheng at fair value on August 30, 2011 (note 1)	$37,373,448
Equity in earnings of equity method affiliate	1,279,751
Exchange realignment	568,768
Company’s share of retained investment in Anhui Jucheng at March 31, 2012	39,221,967
Amount due from Anhui Jucheng – long term	748,296
Investment in equity method affiliate as of March 31, 2012	$39,970,263

The amount due from the equity method affiliate is interest free and the Company will not demand repayment within one year from the respective balance sheet date and the amount is therefore considered non-current.

Summarized financial information of the equity method affiliate:

For the period from August 30, 2011 to March 31, 2012
Revenues	$24,250,478
Net income	$3,270,510
Company’s equity interest	39.13%
Equity in earnings of equity method affiliate	$1,279,751

At book value of Anhui Jucheng	As of March 31, 2012
Current assets	$34,086,644
Non-current assets	27,560,514
Current liabilities	(22,650,895)
Non-current liabilities	(677,588)
Total equity	$38,318,675

NOTE 16	GOODWILL

The Company’s goodwill at March 31, 2012 and 2011 is summarized as follows:

Balance as of April 1, 2010	$-
Arising from acquisition of Anhui Jucheng (note 1)	353,823
Exchange realignment	11,705
Balance as of March 31, 2011	$365,528
Exchange realignment	5,570
Reversal due to the deconsolidation of Anhui Jucheng (note 1)	(371,098)
Balance as of March 31, 2012	$-

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

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 17	SHORT TERM BANK LOANS

The Company’s short-term bank loans at March 31, 2012 and 2011 consisted of the following:

	March 31,	March 31,
	2012	2011

Bank loan granted to Anhui Jucheng by HuiShang Bank Huaibei Suixi Branch, with interest rate of 6.67% per annum, guaranteed by a third party, Bangbu Tongli Automobile Co., Limited, and repaid on March 17, 2012	$-	$1,982,795

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.46% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and repaid on April 18, 2011	-	115,498

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.47% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., and repaid on April 26, 2011	-	579,894

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.8% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., due on August 10, 2012	2,626,110	-

Bank loan granted by Shoko Chukin Bank, with interest rate of 1.71% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., due on December 15, 2012	2,500,694	-

A revolving line of credit granted by Standard Chartered Bank, with interest rate of 1.25% per annum over HIBOR for HKD or 1.25% per annum over LIBOR for USD (see Note 20 for details of security terms)	2,245,564	-

A short-term loan under a revolving line of credit granted by Standard Chartered Bank, with interest rate of 3% per annum over the bank’s cost of funding (see Note 20 for details of security terms)	1,200,000	-

A short-term loan under a revolving line of credit granted by Standard Chartered Bank, with interest rate of 3% per annum over the bank’s cost of funding (see Note 20 for details of security terms)	950,000	-
	$9,522,368	$2,678,187

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 18	OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at March 31, 2012 and 2011 are summarized as follows:

	March 31,	March 31,
	2012	2011

Business tax and value added tax payable	$3,321,252	$3,408,190
Accrued operating expenses	216,077	266,507
Advance from customers	3,375,472	4,908,256
Salary payables	52,477	104,290
Other payables	222,185	6,751,333

Total	$7,187,463	$15,438,576

Other payables at March 31, 2011 included advances of $6.03 million from unaffiliated third parties for the short term RMB financing needs of Beijing JianXin, primarily for its tender bidding purposes. The advances from these companies were unsecured, interest free and were fully repaid in April 2011.

NOTE 19	DUE TO SHAREHOLDERS AND NONCONTROLLING INTERESTS

The Company’s due to shareholders and noncontrolling interests at March 31, 2012 and 2011 are summarized as follows:

Due to shareholders	March 31,	March 31,
	2012	2011

Due to Mr. Zuo (shareholder, CEO and chairman of the Company, see Note 1)	$1,187,302	$666,800
Due to SJ Asia Pacific Limited (shareholder of the Company, see Note 1)	8,275,935	7,379,381

Total	$9,463,237	$8,046,181

The amount due to Mr. Zuo is unsecured, interest free and is payable on demand.

The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand. During the years ended March 31, 2012 and 2011, interest of $0.25 million and $0.24 million was payable to SJ Asia Pacific Limited, respectively.

Amount due to noncontrolling interests	March 31,	March 31,
	2012	2011

Due to Mr. Fang (Auhui Jucheng’s noncontrolling shareholder)	$-	$4,141,332

Amount due to noncontrolling interests was unsecured, interest free and payable on demand.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 20	CREDIT FACILITIES

As of March 31, 2012, the Company had available banking facilities (“General Facilities”), which consisted of overdraft, guarantee, trade finance and short term money market loan facilities up to an aggregate amount of HK$79.5 million (equivalent to approximately $10.24 million). Collateral for the General Facilities include the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (CEO and Chairman of the Company), a standby letter of credit of not less than HK$45 million (or approximately $5.80 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $0.64 million).

The General Facilities are available to the Company until July 15, 2012. As of March 31, 2012, the General Facilities were utilized to the extent of $4,599,266 and $4,395,564 in relation to contract performance guarantees and short-term bank loans (Note 17), respectively.

As of March 31, 2012, total outstanding contract performance guarantees were $5,880,476 issued by banks on behalf of the Company.

On November 11, 2011, the Company obtained a banking facility for import facilities up to HK$6 million (equivalent to approximately $773,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility includes a guarantee for HK$6 million from China LianDi. As of March 31, 2012, there was no borrowing under the Government Sponsored Facility.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

For the year ended March 31, 2012, 5,517,970 shares of preferred stock were converted into 5,517,970 shares of common stock.

At March 31, 2012, 36,444,850 shares of common stock were issued and outstanding.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

On February 26, 2012, 4,675,766 shares of the Company’s outstanding Series A preferred stock, which had not been voluntarily converted into the Company’s common shares, were fully converted to the Company’s common shares under the Mandatory Conversion clause described above.

The Company has evaluated the terms of the Series A Preferred Stock and determined that the Series A Preferred Stock, without embodying an obligation for the Company to repurchase or to settle by transferring assets, is not a liability in accordance with the guidance provided in ASC Topic 480, Distinguishing Liabilities from Equity.

Because the event that may trigger redemption of the Series A Preferred Stock, the delivery of registered shares, is not solely within the Company’s control, the Series A Preferred Stock has been classified as mezzanine equity (out of permanent equity) in accordance with the requirement of ASC 480-10-S99 until they are converted into the Company’s common stock.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

In accordance to ASC Topic 718 and ASU No. 2010-05—Compensation—Stock Compensation: Escrowed Share Arrangements and the Presumption of Compensation, the Company evaluated the substance of this arrangement and whether the presumption of compensation has been overcome. According to the Security Escrow Agreement signed between the Company and its investors, the release of these escrow shares to the principal stockholder was not contingent on continued employment, and this arrangement is in substance an inducement made to facilitate the financing transaction on behalf of the Company, rather than as compensatory. Therefore, the Company has accounted for the escrowed share arrangement according to its nature, and therefore did not recognize a non-cash compensation charge as a result of the Company satisfying the 2011 performance thresholds.

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

The amount of the escrow shares allocated to preferred stock is accreted similar to a dividend to the preferred stock, regardless of the probability of meeting 2011 net income targets, over the period from the date of issuance of securities in the private placement to March 31, 2011, using the effective interest method. Accretion of such preferred stock deemed dividend for the year ended March 31, 2011 was $4,007,745. No further accretion was required after March 31, 2011.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

On December 16, 2011, the Company issued 230,000 shares of warrants to an investor to purchase up to 230,000 shares of common stock at an exercise price of $2.25 for cash. These warrants are exercisable at any time from December 16, 2011 through September 30, 2014. The compensation costs associated with these warrants are recognized, based on the grant-date fair values of these warrants. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions, and recorded $106,158 as stock-based compensation costs for the year ended March 31, 2012.

At grant date

Number of warrants	230,000
Risk-free interest rate	0.32%
Expected life	2.79 years
Volatility	41.50%
Dividend yield	0.0%
Value per warrant	$0.46

Warrants issued and outstanding at March 31, 2012 and changes during the year then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, March 31, 2011	5,117,740	$4.88	1.91	5,117,740	$4.88	1.91
Granted / Vested	230,000	2.25	2.75	230,000	2.25	2.75
Forfeited	-			-
Exercised	-			-
Balance, March 31, 2012	5,347,740	$4.76	0.98	5,347,740	$4.76	0.98

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

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 22	SHARE-BASED COMPENSATION

(a)	Options granted to Independent Directors

On August 10, 2010, the Company granted options to three of its then independent directors, Mr. Joel Paritz, Mr. Hongjie Chen and Mr. Xiaojun Li, to purchase 24,000, 5,000 and 5,000 shares of the Company’s common stock, respectively, at a strike price of $5.99 per share, in consideration for their services to the Company.

As of March 31, 2012, all options are exercisable.  Unexercised options will expire on August 10, 2015.

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions, and recorded $14,790 and $61,900 as stock-based professional fees during the two years ended March 31, 2012 and 2011, respectively.

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

These options will expire December 6, 2014.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 22	SHARE-BASED COMPENSATION (CONTINUED)

(b)	Options granted for consultancy services (continued)

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  The Company valued these options utilizing the Black-Scholes options pricing model using the following assumptions at approximately $1.42 per option, and recorded $80,965 and $344,103 as stock-based professional fees during the two years ended March 31, 2012 and 2011, respectively.

At grant date

Risk-free interest rate	1.10%
Expected life	4 years
Volatility	51.81%
Dividend yield	0.0%

Options issued and outstanding at March 31, 2012 and their movements during the year then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2011	334,000	$3.75	$-	3.76
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2012	334,000	$3.75	$-	2.76
Exercisable at March 31, 2012	334,000	$3.75	$-	2.76

(1)	The intrinsic value of the stock option at March 31, 2012 is the amount by which the market value of the Company’s common stock of $1.49 as of March 31, 2012 exceeds the exercise price of the option.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 23	STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Beijing HongTeng, as PRC companies, are required on an annual basis to make appropriations of retained earnings to statutory reserves at a certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”).

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of registered capital, whereas the enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves during the two years ended March 31, 2012 and 2011 because its statutory reserves of $1,138,733 at March 31, 2009 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the two years ended March 31, 2012 and 2011. Beijing HongTeng incurred a net loss for its PRC fiscal year ended December 31, 2011, therefore, no statutory reserves were provided.

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

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 25	INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, the Company’s Hong Kong subsidiaries are generally subject to Hong Kong income tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the years ended March 31, 2012 and 2011.

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

Beijing JianXin, Beijing Hongteng and Anhui Jucheng, being established in the PRC, are generally subject to PRC enterprise income tax (“EIT”). Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software copyright and is entitled to tax preferential treatment – a two-year tax holiday through EIT exemption for the calendar years ended December 31, 2009 and 2010, and a 50% reduction on its EIT rate for the three ensuing calendar years ending December 31, 2011, 2012 and 2013. Beijing Hongteng and Anhui Jucheng are subject to an EIT rate of 25% for the two years ended March 31, 2012 and 2011.

No provision for other overseas taxes is made as neither LianDi Clean or China LianDi has any taxable income in the U.S. or the British Virgin Islands.

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiaries in the PRC will not be distributing earnings to the Company for the years ended March 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at March 31, 2012 and 2011. Total undistributed earnings of these PRC subsidiaries at March 31, 2012 and 2011 were RMB635,873,058 ($101,023,634) and RMB346,109,423 ($52,789,552).

The Company’s income tax expense consisted of:

	Year Ended March 31,
	2012	2011

Current – PRC	$3,087,774	$560,225
Deferred	7,568,781	(40,508)

Total	$10,656,555	$519,717

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 25	INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:

	Year Ended March 31,
	2012	2011

Pre-tax income	$53,649,649	$24,957,999
United States federal corporate income tax rate	35%	35%
Income tax computed at United States statutory corporate income tax rate	18,777,377	8,735,300
Rate differential for PRC earnings	(5,447,097)	(2,690,588)
Impact of tax holiday of Beijing JianXin	(2,990,047)	(5,955,166)
Loss not recognized as deferred tax asset	239,817	454,944
Non-deductible expenses and non-taxable income	76,505	(24,773)
Others	-	-
Income tax expense	$10,656,555	$519,717

The Company’s deferred income tax assets at March 31, 2012 and 2011 were as follows:

	March 31,	March 31,
	2012	2011

Tax effect of net operating losses carried forward	$791,011	$551,194
Less: Valuation allowance	(791,011)	(551,194)
Net deferred tax assets	$-	$-

The net operating losses carried forward of the U.S. entity, LianDi Clean Technology Inc., were $2,260,032 and $1,574,841 at March 31, 2012 and 2011, respectively, which will expire in years through 2031. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized as the Company’s U.S. operations will not generate sufficient future earnings to which the operating losses relate.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 25	INCOME TAXES (CONTINUED)

The Company’s deferred income tax liabilities at March 31, 2012 and 2011 were as follows:

	March 31,	March 31,
	2012	2011

Tax effect of acquisition revaluation (1)	$675,258	$693,771
Reversal during the period	(33,175)	(40,508)
Reversal during the period due to the deconsolidation of Anhui Jucheng (note 1)	(666,666)	-
Tax effect of gain on deconsolidation of Anhui Jucheng (note 1) (2)	7,601,955	-
Exchange realignment	222,292	21,995
Net deferred tax liabilities – non-current portion	$7,799,664	$675,258

(1)	Deferred tax liabilities arose on the revaluation of Anhui Jucheng’s properties, plant and equipment and land use right upon the acquisition of Anhui Jucheng on July 5, 2010.

(2)	Deferred tax liability arose on the gain on deconsolidation of Anhui Jucheng on August 30, 2011, which was calculated based on the approximate $30.41 million deconsolidation gain and an income tax rate of 25%, the enacted tax rate that will be in effect in the period in which the differences are expected to reverse.

As of March 31, 2012 and 2011, the Company did not have any other significant temporary differences and carry forwards that may result in deferred tax assets or liabilities.

As of March 31, 2012 and 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended March 31, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of March 31, 2012 and 2011.

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

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 26	CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of March 31, 2012 and 2011, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•	As of March 31, 2012, one customer individually accounted for 87% of the accounts receivable of the Company. As of March 31, 2011, two customers individually accounted for 76% and 10% of the accounts receivable of the Company, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of March 31, 2012 or 2011.

•	During the year ended March 31, 2012, two customers individually accounted for 49% and 27% of the Company’s net revenue, respectively. During the year ended March 31, 2011, two customers individually accounted for 35% and 32% of the Company’s net revenue, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the years ended March 31, 2012 or 2011.

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

•	During year ended March 31, 2012, two suppliers together accounted for 61% of the Company’s costs of revenue (37% and 24% individually). During the year ended March 31, 2011, two suppliers together accounted for 53% of the Company’s costs of revenue (33% and 20% individually).

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

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 27	LEASE COMMITMENTS

In the normal course of business, the Company entered into operating lease agreements for the rental of offices. The Company was obligated under operating leases requiring minimum amounts as of March 31, 2012 as follows:

Office rental
Payable within fiscal year ending March 31,
- 2013	$356,404
- 2014	50,348
- Thereafter	-
Total minimum payments	$406,752

During the two years ended March 31, 2012 and 2011, rental expenses under operating leases amounted to $437,221 and $377,299, respectively.

NOTE 28	SEGMENT DATA

The Company follows FASB ASC Topic 280, “Segment Reporting”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance. Before the acquisition of Anhui Jucheng in July 2010, the Company operated in one reportable business segment - the delivering of petroleum and petrochemical equipment and provision of related technical services using the Company’s proprietary technology and know-how, as well as selling of data processing software for petrochemical, petroleum and other energy companies. Upon the acquisition of Anhui Jucheng, the Company operated in one more reportable business segment – the developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 28	SEGMENT DATA (CONTINUED)

	Year Ended March 31,
	2012	2011
Revenues:
Petroleum and petrochemical equipment and related services	$115,652,289	$118,268,163
Chemical products	12,026,140	22,574,134
Total	$127,678,429	$140,842,297

Depreciation:
Petroleum and petrochemical equipment and related services	$109,877	$77,109
Chemical products	544,392	881,223
Total	$654,269	$958,332

Intangible assets amortization
Petroleum and petrochemical equipment and related services	$651,208	$623,208
Chemical products	19,712	35,098
Total	$670,920	$658,306

Interest expense:
Petroleum and petrochemical equipment and related services	$482,845	$266,127
Chemical products	54,494	118,820
Total	$537,339	$384,947

Net income (loss):
Petroleum and petrochemical equipment and related services	$21,039,034	$25,135,506
Chemical products	23,919,002	602,617
Other (a)	(685,191)	(1,299,841)
	$44,272,845	$24,438,282

Expenditures for identifiable long-lived tangible assets
Petroleum and petrochemical equipment and related services	$141,041	$698,971
Chemical products	2,892,174	481,372
Total	$3,033,215	$1,180,343

	March 31, 2012	March 31, 2011
Total assets
Petroleum and petrochemical equipment and related services	$110,621,765	$78,775,083
Chemical products	39,970,263	27,229,880
Corporate unallocated	23,058,660	22,233,543
Total	$173,650,688	$128,238,506

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 29	RESTRICTED NET ASSETS

The Company’s subsidiaries in the PRC may only pay dividends out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 23).

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

These supplemental condensed parent company’s financial statements should be read in conjunction with the notes to the Company’s consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of March 31, 2012 and 2011 there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 29	RESTRICTED NET ASSETS (CONTINUED)

Condensed Balance Sheets

	As of March 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$-	$50,427
Total current assets	-	50,427
Investments in subsidiaries	132,437,428	85,585,390
Total assets	$132,437,428	$85,635,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$209,722	$249,286
Preferred stock dividend payable	922,412	416,696
Total liabilities	1,132,134	665,982

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value: $0.001 per share; nil and 5,517,970 shares issued and outstanding, respectively; aggregate liquidation preference amount: $nil and $19,729,591 at March 31,2012 and March 31, 2011, respectively) – mezzanine equity	-	14,068,693

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 36,444,850 and 30,926,880 shares issued and outstanding, respectively)	36,445	30,927
Additional paid-in capital	38,559,525	24,294,437
Retained earnings	87,784,274	44,696,492
Accumulated other comprehensive income	4,925,050	1,879,286
Total LianDi Clean stockholders’ equity	131,305,294	70,901,142

Total liabilities and stockholders’ equity	$132,437,428	$85,635,817

LIANDI CLEAN TECHNOLOGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

NOTE 29	RESTRICTED NET ASSETS (CONTINUED)

Condensed Statements of Income

	Year Ended March 31,
	2012	2011

NET REVENUE	$-	$-
General and administrative expenses	(685,191)	(1,297,856)
Interest income	-	-
Bank charges	-	-
Merger expenses	-	-
Exchange losses, net	-	(1,985)
Equity in earnings of subsidiaries	45,038,859	25,442,841
Net income	$44,353,668	$24,143,000

Condensed Statements of Cash Flows

	Year Ended March 31,
	2012	2011

Net cash used in operating activities	$(522,842)	$(1,299,841)
Net cash provided by investing activities	1,232,585	2,697,085
Net cash used in financing activities	(760,170)	(1,591,546)
Cash and cash equivalents, beginning of year	50,427	244,729
Cash and cash equivalents, end of year	$-	$50,427

