Form 10-Q
period 2012-06-30
LianDi Clean Technology Inc.
filed 2012-08-20
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 000-52235

LIANDI CLEAN TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2834498
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4th Floor Tower B, Wanliuxingui Building, No. 28

Wanquanzhuang Road, Haidian District,

Beijing, 100089, China

(Address of principal executive offices)

+86-10-5872-0171

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

As of August 20, 2012, there were 36,444,850 shares of common stock of the issuer outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	June 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$90,642,227	$86,001,608
Restricted cash	3,375,473	3,890,403
Accounts receivable, net of $nil allowance	15,174,281	20,085,108
Inventories	4,280,050	4,222,568
Prepayments to suppliers	9,744,368	6,919,279
Prepaid expenses and deposits	601,471	452,653
Other receivables, net of $nil allowance	6,164,343	6,466,075
Pledged trading securities	7,076	7,076
Due from related parties	19,194,582	401,820

Total current assets	149,183,871	128,446,590

Other Assets
Property and equipment, net	861,096	908,847
Intangible assets, net	4,140,450	4,324,988
Investment in and advance to equity method affiliate	39,916,433	39,970,263

Total assets	$194,101,850	$173,650,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$11,745,735	$9,522,368
Short term loan from unrelated party	18,888,000	-
Accounts payable	2,354,015	1,742,612
Deferred revenue	2,193,384	2,208,356
Other payables and accrued expenses	6,723,486	7,187,463
Provision for income tax	3,624,903	3,499,282
Due to shareholders	9,016,854	9,463,237
Preferred stock dividend payable	922,412	922,412

Total current liabilities	55,468,789	34,545,730

Deferred tax liability	7,761,929	7,799,664

Total liabilities	63,230,718	42,345,394

Commitments and Contingencies (Notes 17 and 24)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	June 30,	March 31,
	2012	2012
	(Unaudited)

8% Series A contingently redeemable convertible preferred stock (25,000,000 authorized; par value:$0.001 per share; nil issued and outstanding as of June 30, 2012 and March 31, 2012)	-	-

Stockholders’ Equity
Common stock (par value: $0.001 per share; 50,000,000 shares authorized; 36,444,850 shares issued and outstanding at June 30, 2012 and March 31, 2012)	36,445	36,445
Additional paid-in capital	38,559,525	38,559,525
Statutory reserves	1,190,690	1,190,690
Retained earnings	86,680,002	86,593,584
Accumulated other comprehensive income	4,404,470	4,925,050

Total LianDi Clean stockholders’ equity	130,871,132	131,305,294

Total liabilities and stockholders’ equity	$194,101,850	$173,650,688

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS)/INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
NET REVENUE:
Sales and installation of equipment	$517,127	$4,039,909
Sales of software	-	5,269,877
Services	2,212,687	246,112
Sales of industrial chemicals (Note 25)	-	7,156,538
	2,729,814	16,712,436
Cost of revenue:
Cost of equipment sold	(230,761)	(3,359,849)
Amortization of intangibles	(161,715)	(156,897)
Cost of software	-	(1,670,046)
Cost of services	(1,365,053)	-
Cost of industrial chemicals	-	(6,435,672)
	(1,757,529)	(11,622,464)

Gross profit	972,285	5,089,972
Operating expenses:
Selling expenses	(263,289)	(593,887)
General and administrative expenses	(465,102)	(842,919)
Research and development cost	(63,307)	(108,074)
Total operating expenses	(791,698)	(1,544,880)

Income from operations	180,587	3,545,092
Other income (expenses), net
Interest income	147,689	8,499
Interest and bank charges	(291,805)	(145,938)
Exchange losses, net	(79,072)	(366,175)
Value added tax refund	139,167	-
Other	-	67,377
Total other income (expenses), net	(84,021)	(436,237)

Income before income tax	96,566	3,108,855
Income tax expense	(150,082)	(446,735)
(Loss) income before equity in earnings of equity method affiliate	(53,516)	2,662,120
Equity in earnings of equity method affiliate	139,934	-
NET INCOME	86,418	2,662,120
Income attributable to noncontrolling interests	-	(45,309)
Net income attributable to LianDi Clean stockholders	$86,418	$2,616,811
Preferred stock dividend	-	(363,936)
Net income available to common stockholders	$86,418	$2,252,875

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS)/INCOME (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net income attributable to LianDi Clean stockholders	$86,418	$2,616,811

Other comprehensive income attributable to LianDi Clean stockholders:
Foreign currency translation adjustment	(520,580)	755,868

Comprehensive (loss)/income attributable to LianDi Clean stockholders	(434,162)	3,372,679

Comprehensive income attributable to noncontrolling interests	-	123,219

TOTAL COMPREHENSIVE (LOSS)/INCOME	$(434,162)	$3,495,898

Earnings per share attributable to LianDi Clean stockholders::
Basic	$0.00	$0.07
Diluted	$0.00	$0.07

Weighted average number of shares outstanding:
Basic	36,444,850	31,236,783
Diluted	36,444,850	36,444,850

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,418	$2,662,120
Adjustments for:
Depreciation of property, plant and equipment	44,401	348,459
Amortization of intangible assets	164,069	169,774
Loss on disposal of fixed assets	-	2,292
Deferred tax liability	-	(15,305)
Equity in earnings of equity method affiliate	(139,934)	-
Share-based payments	-	95,755
(Increase) decrease in assets:
Accounts receivable	4,832,975	(5,105,199)
Notes receivable	-	(153,587)
Inventories	(78,128)	203,351
Prepayments to suppliers	(2,835,244)	(2,940,096)
Prepaid expenses and other current assets	(151,346)	390,177
Increase (decrease) in liabilities:
Accounts payable	621,554	2,593,185
Deferred revenue, other payables and accruals	(219,729)	(1,704,253)
Income tax payable	142,689	444,365
Net cash provided by (used in) operating activities	2,467,725	(3,008,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(786)	(541,658)
Payment for construction in progress	-	(429,347)
Deposits for fixed assets	-	(459,482)
Repayment from other entities	272,478	-
Loan to related party	(18,888,000)	-
Net cash used in investing activities	(18,616,308)	(1,430,487)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	513,528	(263,648)
Repayment of short term bank loans	-	(695,392)
Proceeds from new short term bank loans	2,230,693	3,200,629
Proceeds from short term loan from unrelated party	18,888,000	-
Repayment to noncontrolling interests	-	(87,677)
Repayment to shareholders	(439,217)	(678,136)
Repayment to other entities	-	(6,090,809)
Payment of preferred stock dividend	-	(394,810)
Net cash provided by (used in) financing activities	21,193,004	(5,009,843)

Effect of foreign currency translation on cash	(403,802)	568,767
Increase (decrease) in cash and cash equivalents	4,640,619	(8,880,525)
Cash and cash equivalents, beginning of period	86,001,608	73,242,735

CASH AND CASH EQUIVALENTS, end of period	$90,642,227	$64,362,210

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$300,922	$129,879
Cash paid for income tax	$7,393	$17,674

NON-CASH ACTIVITIES
Common stock issued for conversion of preferred stock	$-	$1,231,540

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other
	Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance, March 31, 2012	36,444,850	$36,445	$38,559,525	$1,190,690	$86,593,584	$4,925,050	$131,305,294

Net income for the period	-	-	-	-	86,418	-	86,418
Foreign currency translation adjustment	-	-	-	-	-	(520,580)	(520,580)

Balance, June 30, 2012 (unaudited)	36,444,850	$36,445	$38,559,525	$1,190,690	$86,680,002	$4,404,470	$130,871,132

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

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

The Company also expects to launch an oil sludge cleaning solution in fiscal 2013, which will be operated through its subsidiary, Beijing Hongteng Weitong Technology Co., Ltd.

Corporate organization

LianDi Clean was incorporated in the State of Texas on June 25, 1999 under the name Slopestyle Corporation. On December 12, 2007, the Company changed its name from Slopestyle Corporation to Remediation Services, Inc. (“Remediation”) and re-domiciled from Texas to Nevada.

On February 26, 2010, Remediation completed a reverse acquisition of China LianDi Clean Technology Engineering Ltd. (“China LianDi”), which was contemplated by a share exchange agreement with China LianDi and China LianDi’s shareholders. The reverse acquisition of China LianDi resulted in a change-in-control of Remediation.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

nOTE 1 description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Details of LianDi Clean’s subsidiaries as of June 30, 2012 are as follows:

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

The Company is also engaged in the manufacturing and selling of industrial chemicals, which is operated through its equity method affiliate, Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”). On July 5, 2010, Beijing JianXin acquired a 51% equity interest of Anhui Jucheng. Effective on August 30, 2011, the Company’s equity interest in Anhui Jucheng decreased from 51% to 39.13% following a capital injection in cash in the aggregate of RMB142 million (approximately US$22.23 million) by six unaffiliated third party investors pursuant to an investment agreement signed on August 3, 2011. The Company consolidated the financial statements of Anhui Jucheng from July 5, 2010 through August 30, 2011.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

nOTE 1 description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Through a series of share transfer transactions between two of the Company’s existing stockholders, SJ Asia Pacific Limited ("SJ Asia"), a company wholly owned by SJI, Inc., which is incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc., China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy”) and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman, President and Chief Executive Officer of the Company, SJ Asia and SJI, Inc. became the Company’s immediate holding and ultimate holding companies, respectively, on September 27, 2011. As of June 30, 2012, SJ Asia beneficially owns an aggregate of 19,881,463 shares of the Company’s common stock, which constitutes approximately 54.6% of the issued and outstanding common shares of the Company. Jianzhong, Zuo remains the Chairman, President and Chief Executive Officer of the Company with the backing of SJ Asia.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation and consolidation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of March 31, 2012, which was derived from the Company’s audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of the Company for the year ended March 31, 2012.

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the three months ended June 30, 2012 and 2011 include the useful lives of property, plant and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock and common stock.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. As of June 30, 2012 and March 31, 2012, approximately $14.02 million and $7.65 million of the Company’s cash and cash equivalents were denominated in Chinese Renminbi (“RMB”) and were placed with banks in the PRC.  The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

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

The Company is subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. The Company presents its revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the three months ended June 30, 2012 and 2011.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred. Shipping and handling costs were included in selling expenses in the statements of income and comprehensive (loss)/income and amounted to nil and $95,925 for the three months ended June 30, 2012 and 2011, respectively. Typically, the Company does not charge customers for these costs.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred. During the three months ended June 30, 2012 and 2011, advertising and promotion costs were insignificant.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended June 30,
	2012	2011
NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$86,418	$2,616,811
Preferred stock dividend	-	(363,936)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS-BASIC	$86,418	$2,252,875
Preferred stock dividend	-	363,936
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS – DILUTED	$86,418	$2,616,811

Weighted average number of shares:
Basic	36,444,850	31,236,783
Effect of preferred stock	-	5,208,067
Diluted	36,444,850	36,444,850

Earnings per share:
Basic	$0.00	$0.07
Diluted	$0.00	$0.07

The diluted earnings per share calculation for the three months ended June 30, 2012 did not include the warrants and options to purchase up to 5,347,740 and 334,000 shares of common stock, respectively, because their effect was anti-dilutive.

The diluted earnings per share calculation for the three months ended June 30, 2011 did not include the warrants and options to purchase up to 5,117,740 and 334,000 shares of common stock, respectively, because their effect was anti-dilutive.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

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

The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with a functional currency other than the U.S. Dollar are translated into the U.S. Dollar using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The Company’s PRC subsidiaries maintain their books and records in Renminbi (“RMB”), the lawful currency in the PRC, which may not be freely convertible into foreign currencies. The exchange rates used to translate amounts in RMB into the U.S. Dollar for the purposes of preparing the condensed consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2012	March 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.3249	US$1=RMB6.2943

Three Months Ended June 30,
	2012	2011
Items in statements of income and cash flows	US$1=RMB6.3074	US$1=RMB6.5011

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepayments to suppliers, short-term loans to related parties, short term loans, accounts payable, other payables and due to shareholders.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of June 30, 2012 (Unaudited)
	Fair value measurement using inputs
Financial instruments	Level 1	Level 2	Level 3	Carrying amount

Short-term investment:
Marketable equity securities	$7,076	$-	$-	$7,076
Total	$7,076	$-	$-	$7,076

	As of March 31, 2012
	Fair value measurement using inputs
Financial instruments	Level 1	Level 2	Level 3	Carrying amount

Short-term investment:
Marketable equity securities	$7,076	$-	$-	$7,076
Total	$7,076	$-	$-	$7,076

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2012 and March 31, 2012.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 RESTRICTED CASH

Restricted cash as of June 30, 2012 and March 31, 2012 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 17.

NOTE 4 ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30,	March 31,
	2012	2012

Accounts receivable	$15,174,281	$20,085,108
Less: Allowance for doubtful debts	-	-
	$15,174,281	$20,085,108

As of June 30, 2012 and March 31, 2012, the balance of accounts receivable included $2,193,384 and $2,208,356, respectively, of amounts billed but not paid by customers under retainage provisions in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized as of June 30, 2012 and March 31, 2012.

NOTE 5 INVENTORIES

The Company’s inventories at June 30, 2012 and March 31, 2012 consisted of the following:

	June 30,	March 31,
	2012	2012

Finished goods	$4,310,850	$4,253,368
Less: Allowance for stock obsolescence	(30,800)	(30,800)
Total	$4,280,050	$4,222,568

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 6 PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers as of June 30, 2012 and March 31, 2012 represented deposits or advance payments of $9.74 million and $6.92 million, respectively, for the purchases of equipment for sales to customers.

NOTE 7 PREPAID EXPENSES AND DEPOSITS

The Company’s prepaid expenses and deposits at June 30, 2012 and March 31, 2012 consisted of the following:

	June 30,	March 31,
	2012	2012

Prepaid operating expenses	$208,243	$239,645
Prepaid interest expense	96,251	-
Tender deposits	101,693	86,300
Rental deposits	59,271	52,014
Advances to staff for normal business purpose	136,013	74,694
Total	$601,471	$452,653

Tender deposits represented deposit payments made to bid for contracts.

NOTE 8 OTHER RECEIVABLES

The Company’s other receivables at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30,	March 31,
	2012	2012

Other receivables from unrelated entities	$6,164,343	$6,466,075
Less: Allowance for doubtful debts	-	-
	$6,164,343	$6,466,075

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities in China, which were unsecured, non-interest bearing and repayable on demand.

NOTE 9 PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30,	March 31,
	2012	2012

Marketable equity securities	$7,076	$7,076

As of June 30, 2012 and March 31, 2012, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 17). Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 10 DUE FROM RELATED PARTIES AND SHORT TERM LOAN FROM UNRELATED PARTY

As of June 30, 2012 and 2011, due from related parties included a short-term temporary loan advanced to a wholly-owned PRC subsidiary of SJI, Inc, the Company’s ultimate holding company, of $402,833 and $401,820, respectively (See Note 1). The loan is interest bearing at 3% per annum, unsecured and expires on September 30, 2012. During the three months ended June 30, 2012 and 2011, interest of $2,965 and nil was earned from this related party, respectively.

At the instruction of SJI, Inc., on May 15, 2012, LianDi Clean signed a loan agreement with an unrelated party whereby LianDi Clean borrowed a short-term loan from the unrelated party of Japanese Yen 1,500,000,000 (approximately $18.89 million) which is interest bearing at 6% per annum, guaranteed by SJI. Inc and expires on September 30, 2012. Also at the instruction of SJI, on May 17, 2012, Liandi Clean signed a loan agreement with SJI (Hong Kong) Limited, a wholly-owned Hong Kong subsidiary of SJ Asia (“SJI HK”), whereby Hua Shen HK lent a short-term loan of Japanese Yen 1,500,000,000 (approximately $18.89 million) to SJI HK. This loan is interest bearing at 6% per annum, unsecured and expires on September 28, 2012. As of June 30, 2012, the short term loan from unrelated party amounted to $18,888,000 and loan to SJI HK amounted to $18,888,000. As of June 30, 2012, interest income of $96,251 received in advance from SJI HK was reflected as a reduction of the amount due from related parties.

During the three months ended June 30, 2012, interest expense of $133,510 paid on the short-term loan and interest income of $133,510 earned from SJI HK were included in the Company’s statement of income and comprehensive income. Interest paid to the unrelated party and interest received from SJI HK for the three months ended June 30, 2012 also included $96,251 of prepaid interest to the unrelated party and interest income received in advance from SJI HK for July 2012.

NOTE 11 PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30,	March 31,
	2012	2012

Leasehold improvements	$329,497	$330,533
Machinery	684,553	687,882
Office equipment	145,806	145,672
Total cost	1,159,856	1,164,087
Less: Accumulated depreciation	(298,760)	(255,240)
Net	$861,096	$908,847

Depreciation expenses in the aggregate for the three months ended June 30, 2012 and 2011 were $44,401 and $348,459, respectively. Depreciation expenses for the three months ended June 30, 2011 included US$323,833 of depreciation expenses incurred by Anhui Jucheng before it was deconsolidated from the Company’s financial statements on August 30, 2011.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 12 INTANGIBLE ASSETS

The Company’s intangible assets at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30,	March 31,
	2012	2012

Computer software and program	$40,798	$40,997
Software copyright	6,450,695	6,482,055
Less: Accumulated amortization	(2,351,043)	(2,198,064)

Net	$4,140,450	$4,324,988

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

Amortization expenses for the three months ended June 30, 2012 and 2011 were $164,069 and $161,177, respectively.

The estimated amortization expense of intangible assets over each of the next five years and thereafter will be $654,456 per annum.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 13 INVESTMENT IN AND ADVANCE TO EQUITY METHOD AFFILIATE

Since August 30, 2011, the Company owns a 39.13% equity interest in Anhui Jucheng and has the right to appoint one director out of a total of five to the board of directors. Accordingly, the Company exercises significant influence on Anhui Jucheng and thus Anhui Jucheng is accounted for as an equity method affiliate since August 30, 2011.

Investment in and advance to equity method affiliate as of June 30, 2012:

Balance as of March 31, 2012	$39,970,263
Equity in earnings of equity method affiliate	139,934
Exchange realignment	(193,764)
Investment in and advance to equity method affiliate as of June 30, 2012	$39,916,433

The amount due from the equity method affiliate is interest free and the Company will not demand repayment within one year from the respective balance sheet date and the amount is therefore considered non-current.

Summarized financial information of the equity method affiliate:

Three months ended June 30, 2012

Revenues	$8,834,196

Net income	$357,612
Company’s equity interest	39.13%
Equity in earnings of equity method affiliate	$139,934

Net book value of Anhui Jucheng	As of June 30, 2012

Current assets	$45,526,260
Non-current assets	30,946,164
Current liabilities	(37,308,203)
Non-current liabilities	(674,309)
Total equity	$38,489,912

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 14 SHORT TERM BANK LOANS

The Company’s short-term bank loans at June 30, 2012 and March 31, 2012 consisted of the following:

	June 30,	March 31,
	2012	2012

A revolving line of credit granted by HSBC, with interest rate of 3% p.a. over the HKD prime lending rate, which is 5% p.a. at June 30, 2012 (see Note 17 for details of security terms)	15,336	-

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.8% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., due on August 10, 2012 and extended to October 10, 2012	2,726,366	2,626,110

Bank loan granted by Shoko Chukin Bank, with interest rate of 1.71% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., due on December 15, 2012	2,500,000	2,500,694

A revolving line of credit granted by Standard Chartered Bank, with interest rate of 1.25% per annum over HIBOR for HKD or 1.25% per annum over LIBOR for USD (see Note 17 for details of security terms)	4,354,033	2,245,564

A short-term loan under a revolving line of credit granted by Standard Chartered Bank, with interest rate of 3% per annum over the bank’s cost of funding (see Note 17 for details of security terms)	1,200,000	1,200,000

A short-term loan under a revolving line of credit granted by Standard Chartered Bank, with interest rate of 3% per annum over the bank’s cost of funding (see Note 17 for details of security terms)	950,000	950,000
	$11,745,735	$9,522,368

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 15 OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30,	March 31,
	2012	2012

Business tax and value added tax payable	$2,909,868	$3,321,252
Accrued operating expenses	63,471	216,077
Advance from customers	3,465,995	3,375,472
Salary payables	63,042	52,477
Other payables	221,110	222,185

Total	$6,723,486	$7,187,463

NOTE 16 DUE TO SHAREHOLDERS

The amounts due to shareholders at June 30, 2012 and March 31, 2012 are summarized as follows:

	June 30,	March 31,
	2012	2012

Due to Mr. Zuo (shareholder, CEO and chairman of the Company)	$677,360	$1,187,302
Due to SJ Asia Pacific Limited (shareholder of the Company)	8,339,494	8,275,935

Total	$9,016,854	$9,463,237

The amount due to Mr. Zuo is unsecured, interest free and is payable on demand.

The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand. During the three months ended June 30, 2012 and 2011, interest of $63,039 and $61,067 was payable to SJI Asia Pacific Limited, respectively.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 17 CREDIT FACILITIES

As of June 30, 2012, the Company had available banking facilities from HSBC and Standard Chartered Bank (“General Facilities”), which consisted of overdraft, guarantee, trade finance and short term money market loan facilities, up to an aggregate amount of HK$92.90 million and EUR$1 million (equivalent to approximately $13.2 million). Collateral for the General Facilities includes the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (Chairman, President and Chief Executive Officer of the Company), a standby letter of credit of not less than HK$45 million (or approximately $5.80 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company), and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $0.64 million).

Included in the General Facilities was an import facility up to HK$6 million (equivalent to approximately $773,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility includes a guarantee of HK$6 million from China LianDi. As of June 30, 2012, there was US$0.02 million borrowing under the Government Sponsored Facility.

The General Facilities expired on July 15, 2012, and the Company is negotiating with the banks to renew the facilities. Management expects that these facilities will be formally renewed by the end of December 2012.

In addition, the Company had an overdraft, guarantee and short term money facility line of HK$50 million (equivalent to approximately $6.4 million) from Sumitomo Mitsui Banking Corporation (“SMBC”), which has no explicit expiry date. Collateral for this facility line is a standby letter of credit of not less than HK$50 million (or approximately $6.4 million) issued by a bank which is in turn guaranteed by SJI Inc.

As of June 30, 2012, the General Facilities and the facility from SMBC were utilized to the extent of $3,933,975 and $7,095,735 in relation to contract performance guarantees and short-term bank loans (Note 14), respectively.

As of June 30, 2012, total outstanding contract performance guarantees were $4,700,200 issued by banks on behalf of the Company.

NOTE 18 COMMON STOCK, PREFERRED STOCK AND WARRANTS

(a)	Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.

At June 30, 2012 and March 31, 2012, 36,444,850 shares of common stock were issued and outstanding.

(b)	Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock, $0.001 par value, of which 15,000,000 shares are designated and authorized as Series A Preferred Stock. The Company issued 7,086,078 Series A preferred stock to certain accredited investors in a private placement on February 26, 2010, which had all been converted into the Company’s common stock by February 26, 2012. As of June 30, 2012 and March 31, 2012, there was no preferred stock issued and outstanding.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 18 COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

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

Warrants issued and outstanding at June 30, 2012 and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, March 31, 2012	5,347,740	$4.76	0.98	5,347,740	$4.76	0.98
Granted / Vested	-	-	-	-	-	-
Forfeited	-			-
Exercised	-			-
Balance, June 30, 2012 (unaudited)	5,347,740	$4.76	0.73	5,347,740	$4.76	0.73

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

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

As of June 30, 2012, these options are all exercisable.  Unexercised options will expire on August 10, 2015.

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period, and the Company recorded $nil and $14,790 as stock-based compensation expenses during the three months ended June 30, 2012 and 2011, respectively.

(b)	Options granted for consultancy services

On December 6, 2010, the Company granted options to a consultancy service company, to purchase 300,000 shares of the Company’s common stock, at a strike price of $3.50 per share, in consideration for its consultancy services to the Company for five months.

As of June 30, 2012, these options are all exercisable. Unexercised options will expire December 6, 2014.

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  The Company valued these options utilizing the Black-Scholes options pricing model at approximately $1.42 per option, and recorded $nil and $80,965 as stock-based professional fees during the three months ended June 30, 2012 and 2011, respectively.

Options issued and outstanding at June 30, 2012 and their movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2012	334,000	$3.75	$-	2.76
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2012 (unaudited)	334,000	$3.75	$-	2.50
Exercisable at June 30, 2012 (unaudited)	334,000	$3.75	$-	2.50

(1)	The intrinsic value of the stock option at June 30, 2012 is the amount by which the market value of the Company’s common stock of $1.43 as of June 30, 2012 exceeds the exercise price of the option.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 20 STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Beijing Hongteng, as PRC companies, are required on an annual basis to make appropriations of retained earnings to statutory reserves at a certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”).

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of registered capital, whereas the enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves during the three months ended June 30, 2012 and 2011 because its statutory reserves of $1,138,733 at March 31, 2009 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the three months ended June 30, 2012 and 2011. Beijing Hongteng incurred a net loss for its PRC fiscal year ended December 31, 2011, therefore, no statutory reserves were provided.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 22 INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, only profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, whereas the residence of a taxpayer is not relevant. Therefore, the Company’s Hong Kong subsidiaries are generally subject to Hong Kong income tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the years ending/ended March 31, 2013 and 2012.

The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC.

Beijing JianXin, Beijing Hongteng, being established in the PRC, are generally subject to PRC enterprise income tax (“EIT”). Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise with its own software copyright and is entitled to tax preferential treatment – a two-year tax holiday through EIT exemption for the calendar years ended December 31, 2009 and 2010, and a 50% reduction on its EIT rate for the three succeeding calendar years ending December 31, 2011, 2012 and 2013.

Beijing Hongteng is subject to an EIT rate of 25%. The applicable income tax rate of Anhui Jucheng is 25% for the reporting periods, when its results of operations were consolidated with the Company’s financial statements.

No provision for other overseas taxes is made as neither LianDi Clean or China LianDi has any taxable income in the U.S. or the British Virgin Islands.

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiaries in the PRC will not be distributing earnings to the Company for the years ended March 31, 2013 and 2012, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at June 30, 2012 and March 31, 2012. Total undistributed earnings of these PRC subsidiaries at June 30, 2012 and March 31, 2012 were RMB639,190,213 ($101,059,339) and RMB635,873,058 ($101,023,634).

The Company’s income tax expense consisted of:

	Three months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Current – PRC	$150,082	$460,762
Deferred – PRC	-	(14,027)
Total	$150,082	$446,735

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 22 INCOME TAXES (CONTINUED)

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:

	Three Months Ended June 30,
	2012	2011

Pre-tax income	$96,566	$3,108,855
United States federal corporate income tax rate	35%	35%
Income tax computed at United States statutory corporate income tax rate	33,798	1,088,099
Rate differential for PRC earnings	50,877	(311,772)
Impact of tax holiday of Beijing JianXin	(77,774)	(415,771)
Loss not recognized as deferred tax asset	(1,588)	68,859
Non-deductible expenses and non-taxable income	144,769	17,320
Income tax expense	$150,082	$446,735

The Company’s deferred income tax assets at June 30, 2012 and March 31, 2012 were as follows:

	June 30,	March 31,
	2012	2012

Tax effect of net operating losses carried forward	$814,431	$791,011
Less: Valuation allowance	(814,431)	(791,011)
Net deferred tax assets	$-	$-

The net operating losses carried forward of the U.S. entity, LianDi Clean Technology Inc., were $2,326,947 and $2,260,032 at June 30, 2012 and March 31, 2012, respectively, which will expire in years through 2032. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized as the Company’s U.S. operations will not generate sufficient future earnings to which the operating losses relate.

The Company’s deferred income tax liabilities at June 30, 2012 and March 31, 2012 were as follows:

	June 30,	March 31,
	2012	2012

Tax effect of gain on deconsolidation of Anhui Jucheng	7,601,955	7,601,955
Exchange realignment	159,974	197,709
Net deferred tax liabilities – non-current portion	$7,761,929	$7,799,664

Deferred tax liability arose on the gain on deconsolidation of Anhui Jucheng on August 30, 2011, which was calculated based on the approximate $30.41 million deconsolidation gain and an income tax rate of 25%, the enacted tax rate that will be in effect in the period in which the differences are expected to reverse.

As of June 30, 2012 and March 31, 2012, the Company did not have any other significant temporary differences and carry forwards that may result in deferred tax assets or liabilities.

As of June 30, 2012 and March 31, 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended June 30, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of June 30, 2012 and March 31, 2012.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 22 INCOME TAXES (CONTINUED)

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

NOTE 23 CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, other receivables, prepayments to suppliers, short-term loans to related parties and other current assets. As of June 30, 2012 and March 31, 2012, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risks of concentration of customers as follows:

•	As of June 30, 2012, two customers individually accounted for 86% and 11% of the accounts receivable of the Company, respectively. As of March 31, 2012, one customer individually accounted for 87% of the accounts receivable of the Company. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2012 or March 31, 2012.

•	During the three months ended June 30, 2012, one customer individually accounted for 94% of the Company’s net revenue. During the three months ended June 30, 2011, two customers individually accounted for 39% and 14% of the Company’s net revenue, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the three months ended June 30, 2012 or 2011.

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

•	During the three months ended June 30, 2012, two suppliers together accounted for 80% of the Company’s costs of revenue (66% and 14% individually). During the three months ended June 30, 2011, three suppliers together accounted for 42% of the Company’s costs of revenue (20%, 12% and 10% individually).

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 24 LEASE COMMITMENTS

In the normal course of business, the Company entered into operating lease agreements for the rental of offices. The Company was obligated under operating leases requiring minimum amounts as of June 30, 2012 as follows:

Office rental
Payable within fiscal year ending March 31,
- 2013	$287,929
- 2014	66,862
- Thereafter	-
Total minimum payments	$354,791

During the three months ended June 30, 2012 and 2011, rental expenses under operating leases amounted to $108,781 and $110,391, respectively.

NOTE 25 SEGMENT DATA

The Company follows FASB ASC Topic 280, “Segment Reporting”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess each operating segment’s performance. Before the acquisition of Anhui Jucheng in July 2010, the Company operated in one reportable business segment - the delivering of petroleum and petrochemical equipment and provision of related technical services using the Company’s proprietary technology and know-how, as well as selling of data processing software for petrochemical, petroleum and other energy companies. Upon the acquisition of Anhui Jucheng, the Company operated in one more reportable business segment – the developing, manufacturing and selling of organic and inorganic chemicals and high polymer fine chemicals with related technical services, and recycle and sales of discarded product or used packing. Upon the deconsolidation of Anhui Jucheng on August 30, 2011 (note 1), there were no longer any income earned or any costs, expenses or expenditures incurred by the chemical products segment except for equity in earnings of equity method affiliate reported in the Company’s statements of income and comprehensive income (note 13).

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 25 SEGMENT DATA (CONTINUED)

	Three Months Ended June 30,
	2012	2011
Revenues:
Petroleum and petrochemical equipment and related services	$2,729,814	$9,555,898
Chemical products (b)	-	7,156,538
Total	$2,729,814	$16,712,436

Depreciation:
Petroleum and petrochemical equipment and related services	$44,401	$24,626
Chemical products (b)	-	323,833
Total	$44,401	$348,459

Intangible assets amortization
Petroleum and petrochemical equipment and related services	$164,069	$161,177
Chemical products (b)	-	8,597
Total	$164,069	$169,774

Interest expense:
Petroleum and petrochemical equipment and related services	$279,629	$114,392
Chemical products (b)	-	31,546
Total	$279,629	$145,938

Net income (loss):
Petroleum and petrochemical equipment and related services	$13,399	$2,766,391
Chemical products (b)	139,934	92,469
Other (a)	(66,915)	(196,740)
	$86,418	$2,662,120

Expenditures for identifiable long-lived tangible assets
Petroleum and petrochemical equipment and related services	$786	$931,343
Chemical products (b)	-	499,144
Total	$786	$1,430,487

	June 30, 2012	March 31, 2012
Total assets
Petroleum and petrochemical equipment and related services	$131,144,355	$110,621,765
Chemical products	39,916,433	39,970,263
Corporate unallocated (a)	23,041,062	23,058,660
Total	$194,101,850	$173,650,688

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.

(b)	Upon the deconsolidation of Anhui Jucheng on August 30, 2011 (note 1), there were no longer any income earned or any costs, expenses or expenditures incurred by the chemical products segment except for equity in earnings of equity method affiliate reported in the Company’s statements of income and comprehensive income (note 13).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this interim report. Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Our condensed consolidated financial statements and the financial data included in this interim report reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods.  The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements.

Background Information

Our company was incorporated in the State of Texas on June 25, 1999 under the name Slopestyle Corporation. On December 12, 2007, we changed our name from Slopestyle Corporation to Remediation Services, Inc. (“Remediation”) and re-domiciled from Texas to Nevada. On February 26, 2010, we completed a reverse acquisition of China LianDi Clean Technology Engineering Ltd. (“China LianDi”), which was contemplated by a share exchange agreement with China LianDi and China LianDi’s shareholders. The reverse acquisition of China LianDi resulted in a change-in-control of our company.

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

The principal activities of our company’s subsidiaries as of June 30, 2012 are set forth below:

Subsidiaries’ names	Place and date of incorporation	Percentage of ownership	Principal activities
China LianDi Clean Technology Engineering Ltd. (“China LianDi”)	British Virgin Islands July 28, 2004	100% (directly by our company)	Holding company of the other subsidiaries.

Hua Shen Trading (International) Limited (“Hua Shen HK”)	Hong Kong January 20, 1999	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services.

Petrochemical Engineering Limited (“PEL HK”)	Hong Kong September 13, 2007	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services, and investment holdings.

Bright Flow Control Ltd. (“Bright Flow”)	Hong Kong December 17, 2007	100% (through China LianDi)	Delivering industrial valves and other equipment with the related integration and technical services.

Beijing JianXin Petrochemical Engineering Ltd. (“Beijing JianXin”)	People’s Republic of China (“PRC”) May 6, 2008	100% (through PEL HK)	Delivering industrial valves and other equipment with the related integration and technical services, developing and marketing optimization software, and provision of delayed coking solutions for petrochemical, petroleum and other energy companies.

Hongteng Technology Limited (“Hongteng HK”)	Hong Kong, February 12, 2009	100% (through China LianDi)	Investment holding company.

Beijing Hongteng Weitong Technology Co., Ltd (“Beijing Hongteng”)	PRC January 12, 2010	100% (through Hongteng HK)	Delivering industrial valves and other equipment with the related integration and technical services, developing and marketing software, and provision of other technical consultancy services for petrochemical, petroleum and other energy companies

We are also engaged in the manufacturing and selling of industrial chemicals, which is operated through our equity method affiliate, Anhui Jucheng Fine Chemicals Co., Ltd. (“Anhui Jucheng”). On July 5, 2010, Beijing JianXin acquired a 51% equity interest of Anhui Jucheng. Effective on August 30, 2011, our equity interest in Anhui Jucheng decreased from 51% to 39.13% following a capital injection in cash in the aggregate of RMB142 million (approximately US$22.23 million) by six unaffiliated third party investors pursuant to an investment agreement signed on August 3, 2011. We consolidated the financial statements of Anhui Jucheng from July 5, 2010 through August 30, 2011. Upon the deconsolidation of Anhui Jucheng on August 30, 2011, there were no longer any income earned or any costs, expenses or expenditures incurred by the chemical products segment except for equity in earnings of equity method affiliate reported in our statements of income and comprehensive income.

Through a series of share transfer transactions between two of our existing stockholders, SJ Asia Pacific Limited ("SJ Asia"), a company wholly owned by SJI Inc., which is incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc., China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy”), and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman, President and Chief Executive Officer of our company, SJ Asia and SJI, Inc. became our immediate holding and ultimate holding companies on September 27, 2011. As of June 30, 2012, SJ Asia beneficially owns an aggregate of 19,881,463 shares of our common stock, which constitutes approximately 54.6% of the issued and outstanding common shares of our company. Jianzhong, Zuo remains the Chairman, President and Chief Executive Officer of our company with the backing of SJ Asia.

Basis of preparation and consolidation and use of estimates

Our interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The condensed consolidated balance sheet as of March 31, 2012 was derived from our audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, though we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed financial statements should be read in conjunction with our audited consolidated financial statements and accompanying footnotes for the year ended March 31, 2012.

Our condensed interim consolidated financial statements include the financial statements of our company and our subsidiaries. All significant inter-company transactions and balances between our company and our subsidiaries have been eliminated upon consolidation.

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the three months ended June 30, 2012 and 2011 include the useful lives of property, plant and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock and common stock.

Critical Accounting Policies

●	Investment in equity method affiliate

 Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting in accordance to ASC Topic 323 “Equity Method and Joint Ventures”. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee companies’ board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee companies.

 Under the equity method of accounting, our share of the earnings or losses of the equity method affiliate is reflected in the caption “Equity in earnings of equity method affiliate” in the consolidated statements of income and comprehensive income. The amount recorded in income is adjusted to eliminate intercompany gains and losses. The carrying value (including advance to the investee) in equity method affiliate is reflected in the caption “Investment in and advance to equity method affiliate” in our consolidated balance sheets. Dividends received from the unconsolidated subsidiaries reduce the carrying amount of the investment.

When the carrying value in an equity method affiliate is reduced to zero, no further losses are recorded in our consolidated financial statements unless we guarantee obligations of the equity method affiliate or have committed additional funding. When the equity method affiliate subsequently reports income, we will not record our share of such income until it equals the amount of our share of losses not previously recognized.

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

We are subject to business tax of 5% and value added tax of 17% on the revenues earned for services provided and products sold in the PRC, respectively. We present our revenue net of business tax and related surcharges and value added tax, as well as discounts and returns. There were no product returns for the three months ended June 30, 2012 and 2011.

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

We use the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. Our subsidiaries maintain their books and records in their respective functional currency, being the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of a subsidiary with a functional currency other than the U.S. Dollar are translated into the U.S. Dollar using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of our financial statements are recorded as accumulated other comprehensive income.

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

	June 30, 2012	March 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.3249	US$1=RMB6.2943

	Three months ended June 30,
	2012	2011
Items in statements of income and cash flows	US$1=RMB6.3074	US$1=RMB6.5011

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.  Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in U.S. dollars.

	Three Months Ended June 30,
	2012	2011

NET REVENUE
Sales and installation of equipment	$517,127	$4,039,909
Sales of software	-	5,269,877
Services	2,212,687	246,112
Sales of industrial chemicals	-	7,156,538
	2,729,814	16,712,436

Cost of revenue
Cost of equipment sold	(230,761)	(3,359,849)
Amortization of intangibles	(161,715)	(156,897)
Cost of software	-	(1,670,046)
Cost of service	(1,365,053)	-
Cost of industrial chemicals	-	(6,435,672)
	(1,757,529)	(11,622,464)

Gross profit	972,285	5,089,972

Operating expenses:
Selling	(263,289)	(593,887)
General and administrative	(465,102)	(842,919)
Research and development	(63,307)	(108,074)
Total operating expenses	(791,698)	(1,544,880)

Income from operations	180,587	3,545,092

Other income (expenses), net
Interest income	147,689	8,499
Interest and bank charges	(291,805)	(145,938)
Exchange losses, net	(79,072)	(366,175)
Value added tax refund	139,167	-
Other	-	67,377
Total other income (expenses), net	(84,021)	(436,237)

Income before income tax	96,566	3,108,855
Income tax expense	(150,082)	(446,735)
Loss (income) before equity in earnings of equity method affiliate	(53,516)	2,662,120
Equity in earnings of equity method affiliate	139,934	-
NET INCOME	86,418	2,662,120

Income attributable to noncontrolling interests	-	(45,309)
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN STOCKHOLDERS	86,418	2,616,811
Preferred stock dividend	-	(363,936)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	$86,418	$2,252,875

EARNINGS PER SHARE:
Basic	$0.00	$0.07
Diluted	$0.00	$0.07

Weighted average number of shares outstanding:
Basic	36,444,850	31,236,783
Diluted	36,444,850	36,444,850

Net Revenue:

Net revenue represents our gross revenue net of taxes and the related surcharges, as well as discounts and returns. There were no material discounts and returns for the three months ended June 30, 2012 and 2011.

The following tables set forth the analysis of our net revenue:

	Three Months ended June 30,
	2012	2011
	US$ M	US$ M

Sales and installation of equipment	0.52	4.04
Sales of software	-	5.27
Technical services	2.21	0.25
Sales of industrial chemicals	-	7.16
	2.73	16.71

We generate our revenue from delivery of industrial equipment with the related technical engineering services (including, but not limited to, installation, integration and system testing), sales of software products, providing software related technical services, providing other technical consultancy services and sales of chemical products. If sales of equipment and the related technical services or sales of software products and the related technical services are included in one agreement as a total solution package, we have neither objective nor reliable evidence for us to separate our total revenue amount into separate categories. Therefore, the revenue amount indicated as technical services in the above table was calculated based on the total revenue amount of stand-alone technical consultancy service agreements.

For the three months ended June 30, 2012, our total net revenue decreased to US$2.73 million from US$9.56 million for the same period of 2011 (excluding the US$7.16 million of net revenue generated from sales of industrial chemicals which were operated by Anhui Jucheng, for the three months ended June 30, 2011, and is discussed separately below).

For the three months ended June 30, 2012, we achieved approximately US$0.52 million of equipment sales and installation revenue, as compared to US$4.04 million for the same period of 2011. We completed 7 projects related to sales and installation of equipment for the three months ended June 30, 2012, as compared to 14 projects for the same period of 2011. The average contract amount of the projects completed for the three months ended June 30, 2012 and 2011 was approximately US$0.07 million and US$0.29 million, respectively.

We did not have any software revenue recognized for the three months ended June 30, 2012. For the three months ended June 30, 2011, we sold 30 sets of our data processing software and achieved approximately US$3.0 million of software revenue. In addition, we also achieved approximately US$2.27 million of software and the related technical consultancy services revenue, which was related to a purchased software use right and the related training and application program.

For the three months ended June 30, 2012, we achieved approximately US$2.21 million of software technical services revenue. For the three months ended June 30, 2011, we achieved approximately US$0.25 million of Hazard and Operability Analysis (“HAZOP”) consultancy services revenue.

Based on the historical statistics of the past three fiscal years, although there were no obvious seasonal factors that affected the volume of our quarterly revenue, the first fiscal quarter has been the lowest sales quarter of the past three fiscal years, with total revenue and equipment sales and installation revenue achieved being less than 10% of the total revenue and equipment sales and installation revenue for the fiscal year (regardless the industrial chemicals revenue achieved by Anhui Jucheng in each report period). Our average total solution business cycle is normally from six months to twelve months and our contract revenue is not recognized until customer acceptance after the equipment is delivered, installed and tested, which to some extent is not solely within our control. Therefore, our quarterly equipment sales and installation revenue may fluctuate significantly depending on how many contacts are accepted by our customers in each quarter. For software and technical services revenue, the revenue in each quarter may also fluctuate significantly depending on the demand of our customers and their actual purchasing schedule. Currently, we are not aware of any adverse indicators that the demand for our software and service will decrease significantly in fiscal 2013. However, actual results may materially differ from what we expect and estimate. Therefore, we believe, that the decrease of total revenue achieved for the three months ended June 30, 2012 as compared to the same period of last year is not necessarily indicative of the results that may be expected for any future period and for the fiscal year 2013.

As of June 30, 2012 and 2011, we had 14 and 31 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$42.8 million and US$36.5 million, respectively. After June 30, 2012, we signed four additional contracts with total contact amounts of approximately US$1.2 million. We have served the Chinese petroleum and petrochemical industries since 2004 through our PRC operating subsidiaries. We have established and developed our relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We have also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed asset investments within these industries, we successfully increased the scope of projects performed for our customers since the second half of our fiscal year 2009. Since the beginning of fiscal 2012, due to increased competition in industrial equipment sales and installation projects, we have experienced a decline in our revenue achieved in this segment. In order to secure our competitive advantages and market share in this business segment, we have successfully developed relationships with several new suppliers, such as Sandvik, GE and Finder Pompes S.A.S., to distribute their products to the large Chinese petroleum and petrochemical companies in fiscal 2012, which expanded our ability to bid for a broader range of products and services while meeting more of our customers’ needs. In return, this will enable us to enhance our completive advantages in this area and continue to secure our market share in future periods.

Our equity method affiliate, Anhui Jucheng, is primarily engaged in manufacturing and selling an industrial chemical product called Polyacrylamide. Polyacrylamide is primarily used in the following areas: (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) auxiliary for the papermaking industry; and (4) flocculant for river water treatments. As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

For the three months ended June 30, 2011, Anhui Jucheng sold approximately 3,100 tons of Polyacrylamide products and achieved approximately US$7.16 million of net revenue.

Cost of sales:

Cost of sales consists of the equipment purchase cost recognized in-line with the related contract revenue, the amortization amount of our software copyright, the purchase cost of software user rights related to the software sales, and the services purchased in relation to providing technical services to our customers. Other direct installation and testing costs related to the software sales and direct cost of performing separate technical services were insignificant based on our historical experience as compared to the related revenue amount. Therefore, in our normal course of business, we do not consider it necessary to separate these direct costs from our total operating expenses.

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

For the three months ended June 30, 2012, our total cost of sales decreased to US$1.76 million from US$5.19 million for the same period of 2011 (excluding the US$6.44 million of cost of sales incurred by Anhui Jucheng for the three months ended June 30, 2011, which is discussed separately below).

The decrease of the cost of sales for the three months ended June 30, 2012 as compared to the same period of 2011 was primarily due to a decrease of cost of sales associated with equipment sales and installation contracts and was consistent with the decrease of our equipment sales and installation net revenue achieved for the three months ended June 30, 2012 as compared to the same period of 2011.

Gross margin:

	Three Months ended June 30,
	2012	2011
	US$ M	US$ M
Equipment sales and installation, software sales and technical services
Net revenue	2.73	9.56
Cost of sales	1.76	5.19
Gross margin	0.97	4.37
Overall gross margin (%)	36%	46%

Without regard to the gross profit generated by Anhui Jucheng, which is discussed separately below, for the three months ended June 30, 2012, our gross profit decreased to US$0.97 million as compared to US$4.37 million for the same period of 2011. The level of our overall gross margin was primarily affected by (1) the relative percentage of our separate software sales and technical consultancy services volume for each reporting period, which contributes a much higher gross margin as compared to that of our equipment sales and installation contracts; and (2) the overall average gross margin of our equipment sales and installation projects completed for each reporting period, which normally constitutes the majority of our total revenue, especially on an annual basis.

Our overall gross margins were 36% and 46% for the three months ended June 30, 2012 and 2011, respectively. The decrease in our overall gross margin for the three months ended June 30, 2012 was primarily due to no software revenue earned in the three months ended June 30, 2012.

For the three months ended June 30, 2012 and 2011, the gross margin of our equipment sales and installation contacts was 55% and 17%, respectively. The increase in the equipment sales and installation gross margin for the three months ended June 30, 2012 as compared to that for the three months ended June 30, 2011 was because the equipment sold and installed for the three months ended June 30, 2012 was primarily production facility corrosion monitoring equipment delivered by Beijing Hongteng to its customers, which has a relatively higher gross margin as compared to the traditional industrial valves and equipment sold by our HK subsidiaries and Beijing JianXin for the three months ended June 30, 2011.

For the three months ended June 30, 2012, we did not achieve any software revenue. For the three months ended June 30, 2011, we sold 30 sets of our data processing software and achieved approximately US$3.0 million revenue. The amortization expenses of our data processing software copyright for the three months ended June 30, 2012 and 2011 were both approximately US$0.16 million. For the three months ended June 30, 2011, we also achieved approximately US$2.27 million of software and the related technical consultancy services revenue, which was related to a purchased software use right and the related training and application program, with approximately US$1.67 million of related cost of software recognized for the three months ended June 30, 2011. Given the foregoing, we achieved a gross margin of approximately 65% for our software revenue for the three months ended June 30, 2011 as compared to no contribution from software sales for the three months ended June 30, 2012, which was the primary reason for the decrease in our overall gross margin for the three months ended June 30, 2012 as compared to the same period in 2011.

For the three months ended June 30, 2012, we achieved approximately US$2.21 million of software technical services revenue, with approximately US$1.37 million of direct cost recognized. Therefore, we achieved approximately 38% gross margin for this segment.

We believe that our overall gross margin is typically between 20%-30% on a fiscal year basis, based on our existing business models. On a quarterly basis, our overall gross margin fluctuates primarily because of the different percentages of the software and technical services revenue and the equipment sales and installation revenue recognized in each quarter (reporting period).

Three Months Ended June 30, 2011
US$ M
Sale of industrial chemicals
Net revenue	7.16
Cost of sales	6.44
Gross margin	0.72
Overall gross margin (%)	10%

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. For the three months ended June 30, 2011, Anhui Jucheng sold approximately 3,100 tons of industrial chemicals and achieved approximately 10% gross margin for the period.

With the RMB142 million of cash investment contributed by the six unaffiliated third party investors, Anhui Jucheng is now in the progress of expanding its production facilities and building new production lines, three of the total four new production lines had been completed by the end of July 2012 and the fourth new production line is expected to be completed in September 2012 or October 2012. Management expects that Anhui Jucheng’s total production capacity will be gradually increased to 53,000 metric tons per annum from its current production capacity of 18,000 metric tons per annum, after all of these new production lines are put into use and the existing production lines are relocated to the new production facilities.

Operating expense

Our operating expenses include selling expenses, general and administrative expenses and research and development expenses.

1.	Equipment sales and installation, software sales and technical services

The following table sets forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	Three Months Ended June 30,
	2012		2011
	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	2.73	100%	9.56	100%
– Selling expenses	0.26	9.5%	0.28	2.9%
– G&A expenses	0.47	17.2%	0.57	6.0%
– R&D expenses	0.06	2.2%	0.06	0.6%
Total operating expenses	0.79	28.9%	0.91	9.5%

Selling expenses:

Our selling expenses decreased to US$0.26 million for the three months ended June 30, 2012 from US$0.28 million for the same period of 2011. Our selling expenses primarily include freight, marketing research and development expenses, salary expenses and traveling expenses of our sales department.

For the three months ended June 30, 2012, the change in our selling expenses was primarily due to the following facts that (1) salary expenses and other staff related benefits increased by approximately US$0.08 million, which was primarily due to the increase of salary expenses of Beijing Hongteng by approximately US$0.04 million, as a result of expansion of its sales department as compared with the same period of last year; (2) traveling expenses, entertainment expenses, communication expenses and other general office expenses of our sales department also increased by approximately US$0.01 million; and (3) market research and development expenses decreased by approximately US$0.07 million, due to our prior years’ efforts in the marketing activities allowing us to spend less marketing expenses for the three months ended June 30, 2012.

According to our past experience, our total selling expenses as a percentage of net revenues recognized fluctuates on a quarterly basis, because our average total solution business cycle is normally from six months to twelve months, and a significant portion of our sales activities (including, but not limited to, attending bidding invitation meetings, providing customers surveys and analysis, presenting proposals to customers, and finalizing total solution packages with customers) were performed before the contracts were signed. In consideration of the pre-market activities that may not generate revenue and in accordance with the principles set by U.S. GAAP, our expenses for the “pre-contract” stage were expensed and recorded in earnings when they were incurred. Therefore, the amount of “pre-contract” expenses was directly related to marketing activities and the number of contracts we anticipated during each reporting period. Our “pre-contract” expenses were not related to corresponding contract revenue being recognized.

General and administrative expenses:

Our general and administrative expenses decreased to US$0.47 million for the three months ended June 30, 2012 from US$0.57 million for the same period of 2011. Our general and administrative expenses primarily include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including, but not limited to, legal, audit, financial consultancy and investor relations).

For the three months ended June 30, 2012, the change in our general and administrative expenses was primarily due to the following facts that (1) salary expenses and related staff welfare increased by approximately US$0.02 million; (2) rental expenses increased by approximately US$0.01 million; (3) bank handling charges related to contract settlement transactions increased by approximately US$0.05 million, due to the increase of the bank settlement transactions incurred for the three months ended June 30, 2012 as compared with the same period of 2011; (4) professional services charges decreased by approximately US$0.08 million, as we gradually trained our own staff to assume more duties in relation to these matters and decreased the related outsourcing of professional service; and (5) share-based payment also decreased by approximately US$0.10 million, due to a decrease of related outsourcing of professional services from third parties as discussed above.

Research and development expenses:

Research and development expenses represent salary expenses and other related expenses of our research and development department. Our research and development expenses was approximately US$0.06 million for both the three months ended June 30, 2012 and 2011.

2.	Sale of industrial chemicals

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

The following table sets forth the analysis of operating expenses of Anhui Jucheng:

	Three Months Ended June 30, 2011
	US$ M	% of Revenue

Net revenue	7.16	100%
– Selling expenses	0.32	4.5%
– G&A expenses	0.27	3.8%
– R&D expenses	0.05	0.7%
Total operating expenses	0.64	9.0%

Selling expenses:

For the three months ended June 30, 2011, Anhui Jucheng incurred approximately US$0.32 million of selling expenses, which primarily consisted of (1) freight expenses of approximately US$0.09 million, (2) product packing material costs and other supplies of approximately US$0.08 million, (3) salary and bonus for the sales department of approximately US$0.10 million, and (4) other general expenses incurred by the sales department, such as traveling expenses, communication expenses and other similar expenses of approximately US$0.05 million.

General and administrative expenses:

For the three months ended June 30, 2011, Anhui Jucheng incurred approximately US$0.27 million of general and administrative expenses, which primarily consisted of (1) salary and welfare of management and administrative staff of approximately US$0.07 million, (2) traveling and entertainment expenses of approximately US$0.04 million, (3) insurance and other taxes of approximately US$0.05 million, and (4) office administration expenses, such as communication, utilities, depreciation and other office supplies, of approximately US$0.11 million.

Research and development expenses:

For the three months ended June 30, 2011, Anhui Jucheng incurred approximately US$0.05 million of research and development expenses, which was related to a product technical update project conducted by Anhui Jucheng during the period.

Operating profits

As a result of the foregoing, for the three months ended June 30, 2012, our operating profit decreased to US$0.18 million, which was generated from our equipment sales and installation and provision of technical services, as compared to US$3.55 million of operating profits that we achieved for the three months ended June 30, 2011, of which US$3.46 million was generated from our equipment sales and installation, software sales and technical services and US$0.09 million was generated from our sales of chemical products.

Other income and expenses

Our other income and expenses primarily include interest income, interest expenses and bank charges for credit facilities, exchange gains or losses, value added tax refunds and other income and expenses. As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

Interest income, interest expenses, bank charges and exchange gains or losses:

●	Interest income represents (1) the interest income we earned from cash deposits we kept in the commercial banks of approximately US$0.01 million; and (2) interest income from temporary loans we made to related parties as disclosed in Note 10 to our unaudited condensed consolidated financial statements of approximately US$0.14 million.

●	Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholder, SJ Asia, (annual interest rate of 3% to 5%), from banks and from an unrelated entity. For the three months ended June 30, 2012, we incurred interest expenses of approximately US$0.06 million on shareholder loans and approximately US$0.13 million interest on short-term temporary loan we borrowed from an unrelated entity as disclosed in Note 10 to our unaudited condensed consolidated financial statements, and interest and bank charges of approximately US$0.10 million on overdrafts and short-term bank loans for importation of oil sludge cleaning equipment and equipment for our equipment sales and installation contracts.

●	Exchange losses incurred for the three months ended June 30, 2012 was a net result of the exchange gain incurred due to Renminbi appreciation again U.S. dollar and the exchange losses incurred due to the devaluation of Euro against U.S. dollar during the period. Exchange losses incurred for the three months ended June 30, 2011 were primarily due to the devaluation of the US dollar against Renminbi, Japanese Yen and Euro.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax with respect to sales of software products. This refund is regarded as subsidy income granted by the PRC government. We recognize the value added tax refund as other income only when it has been received. There is no condition to the use of the refund received. We received approximately US$0.14 million and US$nil of value added tax refund for the three months ended June 30, 2012 and 2011, respectively.

Other:

For the three months ended June 30, 2011, Anhui Jucheng achieved approximately US$0.07 million of other income from the selling of scrap raw materials and other supplies.

Income before income tax

As a result of the foregoing, for the three months ended June 30, 2012, our income before income tax decreased to US$0.10 million, which was generated from our equipment sales and installation and provision of technical services. For the three months ended June 30, 2011, our income before income tax was US$3.11 million, of which US$2.99 million was generated from our equipment sales and installation, software sales and technical services, and US$0.12 million was generated from our sales of industrial chemicals.

Income tax expenses

The entities within our company file separate tax returns in their respective tax jurisdictions in which they operate.

Under the Inland Revenue Ordinance of Hong Kong, profits arising in or derived from Hong Kong are chargeable to Hong Kong profits tax, and the residence of a taxpayer is not relevant. Therefore, our Hong Kong subsidiaries are generally subject to Hong Kong profits tax on their taxable income derived from the trade or businesses carried out by them in Hong Kong at 16.5% for the years ending/ended March 31, 2013 and 2012.

Beijing JianXin, established in the PRC, is generally subject to PRC income tax. Beijing JianXin has been recognized by the relevant PRC tax authority as a software enterprise and is entitled to tax preferential treatment — a two year tax holiday through EIT exemption (from its first profitable year) for the calendar years ended December 31, 2009 and 2010 and a 50% reduction on its EIT rate for the three succeeding calendar years ending December 31, 2011, 2012 and 2013.

Beijing Hongteng is subject to an EIT rate of 25%. The applicable income tax rate of Anhui Jucheng is 25% for the reporting periods, when its results of operations were consolidated with ours.

No provision for other overseas taxes is made as neither we nor China LianDi have any taxable income in the U.S. or the British Virgin Islands.

The new income tax law in China imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside of China for distribution of earnings generated after January 1, 2008. Under the new income tax law, the distribution of earnings generated prior to January 1, 2008 is exempt from withholding tax. As our subsidiaries in the PRC will not be distributing earnings to us for the years ended March 31, 2013 and 2012, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at June 30, 2012 and March 31, 2012. Total undistributed earnings of these PRC subsidiaries at June 30, 2012 and March 31, 2012 were RMB639,190,213 ($101,059,339) and RMB635,873,058 ($101,023,634), respectively.

For the three months ended June 30, 2012 and 2011, current income tax expenses was approximately US$0.15 million and US$0.46 million, respectively. The decrease in current income tax expenses was mainly due to the decrease in pre-tax income achieved by us for the three months ended June 30, 2012 as compared to the same period of last year.

For the three months ended June 30, 2011, our income tax expenses also included approximately US$0.01 million of deferred income tax benefits, in relation to the depreciation and amortization of Anhui Jucheng’s revalued properties, plant and equipment and the land use right upon the acquisition of Anhui Jucheng on July 5, 2010.

Equity in earnings of equity method affiliate

Upon the deconsolidation of Anhui Jucheng, which occurred on August 30, 2011, we ceased having a controlling financial interest in Anhui Jucheng and Anhui Jucheng became an equity method affiliate company of ours. Therefore, in accordance with ASC Topic 323 “Equity Method and Joint Ventures,” for the three months ended June 30, 2012, we recognized our pro-rata share of net income incurred by Anhui Jucheng, which was approximately US$0.14 million, in our consolidated statement of income and comprehensive income, with a corresponding increase in the carrying value of our long-term investment in Anhui Jucheng in our consolidated balance sheet.

Net income

As a result of the foregoing, for the three months ended June 30, 2012, our net income decreased to US$0.09 million. For the three months ended June 30, 2011, our net income was US$2.66 million, of which US$2.57 million was generated from our equipment sales and installation, software sales and technical services and US$0.09 million was generated from our sale of industrial chemicals.

Income attributable to noncontrolling interests

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. During the period that Anhui Jucheng’s results of operations were consolidated with ours, net loss or income generated from Anhui Jucheng was allocated to the noncontrolling shareholder of Anhui Jucheng based on his percentage ownership in the entity, which was 49%, during that period. Therefore, for the three months ended June 30, 2011, approximately US$0.05 million of Anhui Jucheng’s net income incurred was attributable to the 49% noncontrolling shareholder of Anhui Jucheng.

Net income available to LianDi Clean stockholders

Net income minus income attributable to noncontrolling interests is net income available to LianDi Clean stockholders. For the three months ended June 30, 2012 and 2011, net income available to LianDi Clean stockholders was US$0.09 million and US$2.62 million, respectively.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock, which was US$3.50 per share, and the actual number of days each share was outstanding within the reporting period. For the three months ended June 30, 2011, the total preferred stock dividend accrued was approximately US$0.36 million. On February 26, 2012, all outstanding shares of the Series A Convertible Preferred Stock were converted into the same number of shares of our common stock. Therefore, no further preferred stock dividend was accrued for the three months ended June 30, 2012.

Net income available to common stockholders of LianDi Clean

Net income available to LianDi Clean stockholders minus the preferred stock dividend is net income available to common stockholders of LianDi Clean. For the three months ended June 30, 2012 and 2011, net income available to common stockholders of LianDi Clean was approximately US$0.09 million and US$2.25 million, respectively.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents. As of June 30, 2012, we had cash and cash equivalents of approximately US$90.6 million.

Our liquidity needs include net cash used in operating activities, which primarily consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our majority owned subsidiary, Anhui Jucheng, to purchase raw materials for the manufacturing of industrial chemicals, before Anhui Jucheng was deconsolidated; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of industrial chemicals, before Anhui Jucheng was deconsolidated; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities primarily consists of the investments in computers and other office equipment, investment in purchasing oil sludge cleaning equipment and upgrading and expanding our existing manufacturing facilities for our majority owned subsidiary, Anhui Jucheng, before Anhui Jucheng was deconsolidated. For the three months ended June 30, 2012 and 2011, we primarily financed our liquidity needs through our existing cash.

The following table provides detailed information about our net cash flow for the periods indicated:

	Three Months Ended June 30,
	2012	2011
	(Amount in thousands of US dollar)
Net cash provided by (used in) operating activities	2,468	(3,009)
Net cash used in investing activities	(18,616)	(1,430)
Net cash provided by (used in )financing actives	21,193	(5,010)
Effect of foreign currency exchange rate changes	(404)	569
Net increase (decrease) in cash and cash equivalents	4,641	(8,880)

Net cash provided by (used in) operating activities:

For the three months ended June 30, 2012, net cash provided by operating activities of US$2.47 million was primarily attributable to:

(1)	net income of US$0.16 million (excluding approximately US$0.21 million of non-cash expenses of depreciation, amortization and approximately US$0.14 million of equity income in equity method affiliate)

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	accounts receivable decreased by approximately US$4.83 million;

-	accounts payable increased by approximately US$0.62 million, and

-	income tax payable increased by approximately US$0.14 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	we spent approximately US$2.83 million as prepayments to our equipment suppliers for uncompleted contracts and at the same time, inventory balances increased by approximately US$0.08 million;

-	we spent approximately US$0.15 million for prepaid expenses and other current assets; and

-	accrued expenses and other payables decreased by approximately US$0.22 million.

For the three months ended June 30, 2011, net cash used in operating activities of US$3.01 million was primarily attributable to:

(1)	net income of approximately US$3.26 million (excluding approximately US$0.60 million of non-cash expenses of depreciation, amortization, deferred income tax and share-based payments);

(2)	the receipt of cash from operations from changes in operating assets and liabilities such as:

-	inventory balance decreased by approximately US$0.20 million;

-	prepaid expenses and other current assets decreased by approximately US$0.39 million;

-	accounts payable increased by approximately US$2.59 million; and

-	income tax payable increased by approximately US$0.44 million.

(3)	offset by the use from operations from changes in operating assets and liabilities such as:

-	accounts receivable and notes receivable increased by approximately US$5.26 million;

-	we spent approximately US$2.94 million in prepayments, which was primarily paid to our equipment suppliers for uncompleted projects of our equipment sales and installation contracts, and our raw material suppliers of industrial chemicals; and

-	accrued expenses and other payables decreased by approximately US$1.70 million, all of which represent a cash outflow of the period.

Net cash used in investing activities:

For the three months ended June 30, 2012, our net cash used in investing activities primarily consisted of the following transactions: (1) we received a repayment of temporary loan of approximately US$0.27 million from unrelated parties; and (2) we relent to our related party, SJI (Hong Kong) Limited, a wholly-owned subsidiary of our immediate holding company, SJ Asia approximately US$18.89 million that we borrowed from an unrelated entity during the three months ended June 30, 2012, at the instruction of SJI, Inc., our ultimate holding company. In aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$18.62 million for the three months ended June 30, 2012.

For the three months ended June 30, 2011, our net cash used in investing activities mainly consisted of the following transactions: (1) we spent approximately US$0.93 million for purchasing the oil sludge cleaning equipment; (2) our majority owned subsidiary, Anhui Jucheng, prepaid approximately US$0.43 million to purchase equipment for upgrading of its current manufacturing facilities; and (3) Anhui Jucheng also spent approximately US$0.07 million for purchasing other general office equipment. In the aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.43 million for the three months ended June 30, 2011.

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

For the three months ended June 30, 2012, (1) as of June 30, 2012, the restricted cash balance decreased by approximately US$0.51 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2012, which was recorded as a cash inflow from our financing activities; (2) we repaid approximately US$0.44 million to Mr. Zuo, President, Chairman and CEO of our company; (3) we borrowed approximately US$2.23 million of short-term bank loans for the importation of oil sludge cleaning equipment and revolving lines of credit; and (4) we borrowed approximately US$18.89 million short-term loan, from an unrelated entity, which we relent to SJI (Hong Kong) Limited, as discussed above. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$21.19 million for the three months ended June 30, 2012.

For the three months ended June 30, 2011, (1) we paid approximately US$0.39 million cash for the dividends on our convertible preferred stock; (2) as of June 30, 2011, the restricted cash balance increased by approximately US$0.26 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2011, which was recorded as a cash outflow of our financing activities; (3) we repaid approximately US$0.09 million to the noncontrolling shareholder of Anhui Jucheng and approximately US$0.68 million of the shareholder’s loan to Mr. Zuo, President, Chairman and CEO of our company; (4) we borrowed approximately US$3.2 million short-term bank loans for the importation of the oil sludge cleaning equipment and revolving lines of credit and repaid approximately US$0.70 million of the short-term bank loans we borrowed in the last quarter; and (5) we also repaid approximately US$6.1 million of third party loans we borrowed temporarily in the last quarter for our short RMB financing needs for the tender bidding purposes. In the aggregate, these transactions resulted in a net cash outflow for financing activities of approximately US$5.01 million for the three months ended June 30, 2011.

Credit Facilities:

As of June 30, 2012, we had available banking facilities from HSBC and Standard Chartered Bank (“General Facilities”), which consisted of overdraft, guarantee, trade finance and short term money market loan facilities, up to an aggregate amount of HK$92.90 million and EUR$1 million (equivalent to approximately US$13.2 million). Collateral for the General Facilities includes our bank deposits classified as restricted cash and trading securities as described in Notes 3 and 9 to our unaudited condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q for the three months ended June 30, 2012, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (Chairman, President and Chief Executive Officer of our company), a standby letter of credit of not less than HK$45 million (or approximately US$5.80 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of our company) and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately US$0.64 million).

Included in the General Facilities was an import facility up to HK$6 million (equivalent to approximately US$773,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility includes a guarantee of HK$6 million provided by China LianDi. As of June 30, 2012, there was US$0.02 million borrowing under the Government Sponsored Facility.

The General Facilities expired on July 15, 2012, and we are negotiating with the banks to renew the facilities. We expect that these facilities will be formally renewed by the end of December 2012.

In addition, we had an overdraft, guarantee and short term money facility line of HK$50 million (equivalent to approximately $6.4 million) from Sumitomo Mitsui Banking Corporation (“SMBC”), which has no explicit expiry date. Collateral for this facility line is a standby letter of credit of not less than HK$50 million (or approximately $6.4 million) issued by a bank which is in turn guaranteed by SJI Inc.

As of June 30, 2012, the General Facilities and the facility from SMBC were utilized to the extent of $3,933,975 and $7,095,735 in relation to contract performance guarantees and short-term bank loans, respectively.

As of June 30, 2012, total outstanding contract performance guarantees were $4,700,200 issued by banks on behalf of us.

C.  Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and as a result of the material weaknesses discussed below, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures that were in effect on June 30, 2012 were not effective:

●  We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements; and

●  Currently, we do not have an “audit committee financial expert” as defined by the rules and regulations of the SEC serving as a member of our Audit Committee.

Remediation Initiatives:

●  We are committed to establish and maintain adequate internal controls over financial reporting. , but due to limited qualified resources in the region where we operate, we were not able to hire sufficient skilled accounting personnel with an appropriate level of U.S. GAAP technical accounting knowledge and experience and SEC financial reporting knowledge commensurate with our financial reporting requirements before the end of fiscal quarter ended June 30, 2012.  However, we have enhanced the training of our finance team and other relevant personnel on the U.S. GAAP accounting guidance and SEC reporting requirements applicable to our financial statements.

●  We intend to seek an appropriate independent expert who is qualified as an “audit committee financial expert” as defined by the rules and regulations of the SEC to serve as the Chairman of our Audit Committee as soon as practicable.

We intend to remediate the material weaknesses discussed above before March 31, 2013, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

Changes in Internal Controls over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there was no change in our internal controls over financial reporting that occurred during the first fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files

* To be filed by amendment pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIANDI CLEAN TECHNOLOGY INC.

Date: August 20, 2012	By: /s/ Jianzhong Zuo Jianzhong Zuo, Chief Executive Officer and President (Principal Executive Officer)

Date: August 20, 2012	By: /s/ Yong Zhao Yong Zhao, Chief Financial Officer (Principal Financial Officer)

