Form 10-Q/A
period 2012-06-30
LianDi Clean Technology Inc.
filed 2012-09-10
CIK 1353386

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of LianDi Clean Technology Inc. for the fiscal quarter ended June 30, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2012 (the “Original 10-Q”) is being filed solely for the purposes to submit its interactive data exhibit as Exhibit 101 that includes detailed tagging of the footnotes and schedules to the financial statements, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Original 10-Q.

Item 6. Exhibits

Exhibit No.	Description

101	The following financial statements from LianDi Clean Technology Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive (Loss)/Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIANDI CLEAN TECHNOLOGY INC.

Date: September 10, 2012	By: /s/Jianzhong Zuo Jianzhong Zuo, Chief Executive Officer and President (Principal Executive Officer)

Date: September 10, 2012	By: /s/Yong Zhao Yong Zhao, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

101	The following financial statements from LianDi Clean Technology Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive (Loss)/Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.