Form 10-Q
period 2012-12-31
LianDi Clean Technology Inc.
filed 2013-02-19
CIK 1353386

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 19, 2013, there were 36,444,850 shares of common stock of the issuer outstanding.

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	F-1 – F-34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	56

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	58

Signatures	59

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	December 31,	March 31,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$34,426,668	$86,001,608
Restricted cash	1,959,688	3,890,403
Accounts receivable, net of $nil allowance	55,603,099	20,085,108
Inventories	4,766,046	4,222,568
Prepayments to suppliers	42,965,797	6,919,279
Prepaid expenses and deposits	487,486	452,653
Other receivables, net of $nil allowance	8,304,800	6,466,075
Pledged trading securities	7,424	7,076
Due from a related party	-	401,820

Total current assets	148,521,008	128,446,590

Other Assets
Property and equipment, net	239,023	908,847
Intangible assets, net	3,841,268	4,324,988
Investment in and advance to equity method affiliate	40,999,973	39,970,263

Total assets	$193,601,272	$173,650,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank loans	$8,526,643	$9,522,368
Accounts payable	1,158,559	1,742,612
Deferred revenue	3,591,113	2,208,356
Other payables and accrued expenses	14,456,806	7,187,463
Provision for income tax	5,024,868	3,499,282
Due to shareholders	12,397,029	9,463,237
Preferred stock dividend payable	922,412	922,412

Total current liabilities	46,077,430	34,545,730

Deferred tax liability	7,898,899	7,799,664

Total liabilities	53,976,329	42,345,394

Commitments and Contingencies (Notes 17 and 24)

LIANDI CLEAN TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(AMOUNTS EXPRESSED IN US DOLLAR)

	December 31,	March 31,
	2012	2012
	(Unaudited)

8% Series A contingently redeemable convertible preferred stock (25,000,000 shares authorized; par value $0.001 per share; nil issued and outstanding as of December 31, 2012 and March 31, 2012)	-	-

Stockholders’ Equity
Common stock (50,000,000 shares authorized; par value $0.001 per share; 36,444,850 shares issued and outstanding at December 31, 2012 and March 31, 2012)	36,445	36,445
Additional paid-in capital	38,559,525	38,559,525
Statutory reserves	1,190,690	1,190,690
Retained earnings	94,721,087	86,593,584
Accumulated other comprehensive income	5,117,196	4,925,050

Total LianDi Clean stockholders’ equity	139,624,943	131,305,294

Total liabilities and stockholders’ equity	$193,601,272	$173,650,688

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUE:
Sales and installation of equipment	$41,818,602	$61,504,266	$62,745,418	$83,893,332
Sales of software	36,819	2,187,631	36,819	11,080,248
Services	1,022,498	1,261,546	3,247,572	3,616,454
Sales of industrial chemicals (Note 25)	-	-	-	12,026,140
	42,877,919	64,953,443	66,029,809	110,616,174
Cost of revenue:
Cost of equipment sold	(34,933,755)	(52,282,829)	(50,512,296)	(70,852,286)
Amortization of software intangibles	(161,922)	(160,741)	(484,630)	(476,628)
Cost of software	(28,741)	(97,560)	(28,741)	(1,767,606)
Cost of services	(775,046)	-	(2,140,099)	-
Cost of industrial chemicals (Note 25)	-	-	-	(11,156,356)
	(35,899,464)	(52,541,130)	(53,165,766)	(84,252,876)
Gross profit	6,978,455	12,412,313	12,864,043	26,363,298
Operating expenses:
Selling expenses	(561,234)	(639,837)	(1,072,066)	(1,704,996)
General and administrative expenses	(429,732)	(818,927)	(1,500,886)	(2,364,543)
Research and development expenses	(102,232)	(111,076)	(267,139)	(333,275)
Total operating expenses	(1,093,198)	(1,569,840)	(2,840,091)	(4,402,814)
Income from operations	5,885,257	10,842,473	10,023,952	21,960,484
Other income (expense), net
Interest income	8,761	16,950	444,374	39,303
Interest and bank charges	(175,720)	(113,094)	(913,365)	(478,842)
Exchange losses, net	(757,970)	(325,132)	(1,003,588)	(1,192,338)
Value added tax refund	208,410	-	347,577	-
Gain on deconsolidation of a subsidiary	-	-	-	30,407,821
Other income	348	454	348	118,690
Total other income (expense), net	(716,171)	(420,822)	(1,124,654)	28,894,634

Income before income tax	5,169,086	10,421,651	8,899,298	50,855,118
Income tax expense	(887,801)	(1,311,368)	(1,652,909)	(10,255,191)
Income before equity in earnings of equity method affiliate	4,281,285	9,110,283	7,246,389	40,599,927
Gain from stock transaction of equity method affiliate, net of income tax	-	-	263,435	-
Equity in earnings of equity method affiliate	258,560	691,934	617,679	600,393
NET INCOME	4,539,845	9,802,217	8,127,503	41,200,320
Losses attributable to noncontrolling interests	-	-	-	80,823
Net income attributable to LianDi Clean stockholders	$4,539,845	$9,802,217	$8,127,503	$41,281,143
Preferred stock dividend	-	(345,745)	-	(1,061,322)
Net income available to common stockholders	$4,539,845	$9,456,472	$8,127,503	$40,219,821

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income attributable to LianDi Clean stockholders	$4,539,845	$9,802,217	$8,127,503	$41,281,143

Other comprehensive income attributable to LianDi Clean stockholders:
Foreign currency translation adjustment	994,115	749,128	192,146	3,061,074

Comprehensive income attributable to LianDi Clean stockholders	5,533,960	10,551,345	8,319,649	44,342,217

Comprehensive income attributable to noncontrolling interests	-	-	-	9,531

TOTAL COMPREHENSIVE INCOME	$5,533,960	$10,551,345	$8,319,649	$44,351,748

Earnings per share attributable to LianDi Clean stockholders::
Basic	$0.12	$0.30	$0.22	$1.28
Diluted	$0.12	$0.27	$0.22	$1.13

Weighted average number of common shares outstanding:
Basic	36,444,850	31,546,651	36,444,850	31,416,270
Diluted	36,444,850	36,444,850	36,444,850	36,444,850

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,127,503	$41,200,320
Adjustments for:
Depreciation of property, plant and equipment	105,475	624,553
Amortization of intangible assets	487,558	507,091
Loss on disposal of fixed assets	-	2,321
Deferred tax liability	-	7,568,781
Change in fair value of pledged trading securities	(348)	-
Gain from stock transaction of equity method affiliate, net of income tax	(263,435)	-
Equity in earnings of equity method affiliate	(617,679)	(600,393)
Gain on deconsolidation of a subsidiary	-	(30,407,821)
Share-based payments	-	201,913
(Increase) decrease in operating assets:
Accounts receivable	(35,528,922)	(44,277,748)
Notes receivable	-	(158,112)
Inventories	150,592	(556,472)
Prepayments to suppliers	(36,015,935)	(5,878,021)
Prepaid expenses and other current assets	(485,514)	(4,829,461)
Increase (decrease) in operating liabilities:
Accounts payable	(582,714)	3,831,027
Deferred revenue, other payables and accruals	9,019,196	(1,925,163)
Income tax payable	1,513,872	2,630,560
Net cash used in operating activities	(54,090,351)	(32,066,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(89,896)	(570,350)
Payment for construction in progress	-	(4,423,431)
Cash outflow due to deconsolidation of Anhui Jucheng	-	(5,364,481)
Payment of deposit for land use rights	-	(2,114,587)
Advance to unrelated entities	(1,677,199)	-
Repayment of advances from unrelated entities	307,144	-
Loan to a related party	(18,888,000)	(391,089)
Repayment of loan from a related party	18,888,000	-
Net cash used in investing activities	(1,459,951)	(12,863,938)

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(AMOUNTS EXPRESSED IN US DOLLAR)

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	1,931,128	271,312
Repayment of short term bank loans	(5,735,986)	(3,878,905)
Proceeds from new short term bank loans	4,740,262	10,356,820
Proceeds from new short term loan from unrelated party	18,888,000	-
Repayment of short term loan from unrelated party	(18,888,000)	-
Capital contributions received in advance from new shareholders of Anhui Jucheng	-	22,233,704
Repayment of advances to noncontrolling interests	-	(176,420)
Advances from shareholders, net	2,931,094	1,158,365
Repayment of advances to unrelated entities	-	(6,167,655)
Payment of preferred stock dividend	-	(760,170)
Net cash provided by financing activities	3,866,498	23,037,051

Effect of foreign currency translation on cash	108,864	1,687,060
Decrease in cash and cash equivalents	(51,574,940)	(20,206,452)
Cash and cash equivalents, beginning of period	86,001,608	73,242,735
CASH AND CASH EQUIVALENTS, end of period	$34,426,668	$53,036,283

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid for interest	$678,724	$182,252
Cash paid for income tax	$139,035	$50,099

NON-CASH ACTIVITIES
Common stock issued for conversion of preferred stock	$-	$1,653,717
Reclassification of property and equipment to inventories	$652,466	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other
	Number		Paid-in	Statutory	Retained	Comprehensive
	of Shares	Amount	Capital	Reserves	Earnings	Income	Total

Balance, March 31, 2012	36,444,850	$36,445	$38,559,525	$1,190,690	$86,593,584	$4,925,050	$131,305,294

Net income for the period	-	-	-	-	8,127,503	-	8,127,503

Foreign currency translation adjustment	-	-	-	-	-	192,146	192,146

Balance, December 31, 2012 (unaudited)	36,444,850	$36,445	$38,559,525	$1,190,690	$94,721,087	$5,117,196	$139,624,943

The accompanying notes form an integral part of these condensed consolidated financial statements.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Details of LianDi Clean’s subsidiaries as of December 31, 2012 are as follows:

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

On July 12, 2012, as approved by the shareholders of Anhui Jucheng and registered by the local bureau of Suixi County, Huibei City of Anhui Province of the PRC, three new unaffiliated third party investors invested cash in the aggregate of RMB60 million (approximately US$9.5 million) in exchange for a 8.58% equity interest in Anhui Jucheng. As a result, the Company’s equity interest in Anhui Jucheng decreased from 39.13% to 35.77%. There is no change in the directors of Anhui Jucheng as a result of this transaction, and the Company still retains significant influence over Anhui Jucheng. Anhui Jucheng continues to be accounted for as an equity method affiliate of the Company.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

nOTE 1	description of business AND ORGANIZATION (CONTINUED)

Corporate organization (continued)

Through a series of share transfer transactions between two of the Company’s existing stockholders, SJ Asia Pacific Limited ("SJ Asia"), a company wholly owned by SJI, Inc., which is incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc., China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy”) and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman, President and Chief Executive Officer of the Company, SJ Asia and SJI, Inc. became the Company’s immediate holding and ultimate holding companies, respectively, on September 27, 2011. As of December 31, 2012, SJ Asia beneficially owns an aggregate of 19,881,463 shares of the Company’s common stock, which constitutes approximately 54.6% of the issued and outstanding common shares of the Company. Jianzhong Zuo remains the Chairman, President and Chief Executive Officer of the Company, with the backing of SJ Asia.

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

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the three and nine months ended December 31, 2012 and 2011 include the useful lives of property, plant and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock and common stock.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents. As of December 31, 2012 and March 31, 2012, approximately $1.11 million and $7.65 million of the Company’s cash and cash equivalents were denominated in Chinese Renminbi (“RMB”) and were placed with banks in the PRC.  The convertibility of RMB into other currencies and the remittance of these funds out of the PRC are subject to exchange control restrictions imposed by the PRC government.

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

In accordance with ASC Topic 323-10-40-1, “Investee Capital Transactions”, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor, being the difference between the amount at which an investment is carried and the amount of underlying equity in net assests resulting from an investee’s share issuance, shall be recognized in earnings.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

The Company presents its revenue net of business tax and related surcharges and value added tax, as well as net of discounts and returns. There were no product returns for the nine and three months ended December 31, 2012 and 2011.

Shipping and handling cost

Shipping and handling costs are charged to expense when incurred. Shipping and handling costs were included in selling expenses in the statements of income and comprehensive income and amounted to $68,434 and $579,532 for the nine months ended December 31, 2012 and 2011, respectively, and $55,245 and $360,029 for the three months ended December 31, 2012 and 2011, respectively. Typically, the Company does not charge customers for these costs.

Research and development expenses

Research and development costs are charged to expense when incurred.

Advertising and promotion costs

Advertising and promotion costs are charged to expense when incurred. During the nine and three months ended December 31, 2012 and 2011, advertising and promotion costs were insignificant.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

The following table is a reconciliation of the net income and the weighted average common shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2012	2011	2012	2011

NET INCOME ATTRUBUTABLE TO LIANDI CLEAN STOCKHOLDERS	$4,539,845	$9,802,217	$8,127,503	$41,281,143
Preferred stock dividend	-	(345,745)	-	(1,061,322)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS - BASIC	$4,539,845	$9,456,472	$8,127,503	$40,219,821
Preferred stock dividend	-	345,745	-	1,061,322
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS - DILUTED	$4,539,845	$9,802,217	$8,127,503	$41,281,143

Weighted Average Number of Common Shares:

Basic	36,444,850	31,546,651	36,444,850	31,416,270
Effect of preferred stock	-	4,898,199	-	5,028,580
Diluted	36,444,850	36,444,850	36,444,850	36,444,850
Earnings per share:
Basic	$0.12	$0.30	$0.22	$1.28
Diluted	$0.12	$0.27	$0.22	$1.13

The diluted earnings per share calculation for the nine and three months ended December 31, 2012 and 2011 did not include the warrants and options to purchase up to 5,347,740 and 334,000 shares of common stock, respectively, because their effect was anti-dilutive.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

	December 31, 2012	March 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.2855	US$1=RMB6.2943

	Three Months Ended December 31,
	2012	2011
Items in statements of income and cash flows	US$1=RMB6.2992	US$1=RMB6.3403

	Nine Months Ended December 31,
	2012	2011
Items in statements of income and cash flows	US$1=RMB6.3141	US$1=RMB6.4201

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	As of December 31, 2012
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount

Short-term investment:
Marketable equity securities	$7,424	$-	$-	$7,424
Total	$7,424	$-	$-	$7,424

	As of March 31, 2012
	Fair value measurement using inputs			Carrying
Financial instruments	Level 1	Level 2	Level 3	amount
Short-term investment:
Marketable equity securities	$7,076	$-	$-	$7,076
Total	$7,076	$-	$-	$7,076

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2012 and March 31, 2012.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3	RESTRICTED CASH

Restricted cash as of December 31, 2012 and March 31, 2012 represented the Company’s bank deposits held as collateral for the Company’s credit facilities as discussed in Note 17.

NOTE 4	ACCOUNTS RECEIVABLE, NET

The Company’s accounts receivable at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31,	March 31,
	2012	2012
Accounts receivable	$55,603,099	$20,085,108
Less: Allowance for doubtful debts	-	-
	$55,603,099	$20,085,108

As of December 31, 2012 and March 31, 2012, the balance of accounts receivable included $2,230,113 and $2,208,356, respectively, of amounts billed but not paid by customers under retainage provisions in contracts.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized as of December 31, 2012 and March 31, 2012.

NOTE 5	INVENTORIES

The Company’s inventories at December 31, 2012 and March 31, 2012 consisted of the following:

	December 31,	March 31,
	2012	2012

Finished goods	$4,796,846	$4,253,368
Less: Allowance for stock obsolescence	(30,800)	(30,800)
Total	$4,766,046	$4,222,568

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 6	PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers as of December 31, 2012 and March 31, 2012 represented deposits or advance payments of $42.97 million and $6.92 million, respectively, for the purchases of equipment for sale to customers. Management expects that the equipment will be delivered to and accepted by the ultimate customers within a year.

NOTE 7	PREPAID EXPENSES AND DEPOSITS

The Company’s prepaid expenses and deposits at December 31, 2012 and March 31, 2012 consisted of the following:

	December 31,	March 31,
	2012	2012

Prepaid operating expenses	$191,148	$239,645
Tender deposits	54,602	86,300
Rental deposits	59,881	52,014
Advances to staff for normal business purposes	181,855	74,694
Total	$487,486	$452,653

Tender deposits represented deposit payments made to bid for contracts.

NOTE 8	OTHER RECEIVABLES, NET

The Company’s other receivables at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31,	March 31,
	2012	2012

Other receivables from unrelated entities	$8,304,800	$6,466,075
Less: Allowance for doubtful debts	-	-
	$8,304,800	$6,466,075

Other receivables from unrelated entities represented temporary loans advanced to unrelated entities in China. Except for an amount of $0.41 million, which expires on June 30, 2013, and is interest bearing at 2% per annum (Note 10), these loans were unsecured and non-interest bearing. Loans of $7.46 million were repayable by the end of March 2013, and the remaining loans were repayable on demand.

Based on the Company’s assessment of collectibility, there has been no allowance for doubtful accounts recognized as of December 31, 2012 and March 31, 2012.

NOTE 9	PLEDGED TRADING SECURITIES

The Company’s pledged trading securities at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31,	March 31,
	2012	2012

Marketable equity securities	$7,424	$7,076

As of December 31, 2012 and March 31, 2012, all of the Company’s trading securities were pledged as collateral for the Company’s credit facilities (see Note 17). Marketable equity securities are reported at fair value based on quoted market prices in active markets (Level 1 inputs), with gains or losses resulting from changes in fair value recognized currently in earnings.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 10	DUE FROM RELATED PARTIES AND SHORT TERM LOAN FROM UNRELATED PARTY

As of March 31, 2012, due from a related party of $0.40 million represented a short-term temporary loan advanced to a then wholly-owned PRC subsidiary of SJI, Inc., the Company’s ultimate holding company (see Note 1). The loan was interest bearing at 2% per annum, unsecured and expires on June 30, 2013. This company ceased to be a subsidiary of SJI Inc. as of September 30, 2012. Therefore, this loan was reclassified as other receivables of the Company (Note 8).

During the nine months ended December 31, 2012 and 2011, interest of $8,949 and $1,709 was earned from this loan, respectively. During the three months ended December 31, 2012 and 2011, interest of $3,001 and $1,709 was earned from this loan, respectively.

During the nine months ended December 31, 2012, at the instruction of SJI, Inc., on May 15, 2012, LianDi Clean signed a loan agreement with an unrelated party whereby LianDi Clean borrowed a short-term loan from the unrelated party of Japanese Yen 1,500,000,000 (approximately $18.89 million) which was interest bearing at 6% per annum, guaranteed by SJI. Inc and expired on September 30, 2012. Also at the instruction of SJI Inc., on May 17, 2012, Liandi Clean signed a loan agreement with SJI (Hong Kong) Limited, a wholly-owned Hong Kong subsidiary of SJ Asia (“SJI HK”), whereby Hua Shen HK lent a short-term loan of Japanese Yen 1,500,000,000 (approximately $18.89 million) to SJI HK. This loan was interest bearing at 6% per annum, unsecured and expired on September 28, 2012. Prior to September 30, 2012, SJI HK has repaid Hua Shen HK this short-term loan and the Company has also repaid the same amount of short term loan to the unrelated party. As of December 31, 2012, no such loans remained outstanding.

During the nine and three months ended December 31, 2012, interest expense of $407,866 and $nil paid on the short-term loan, and interest income of $407,866 and $nil earned from SJI HK were included in the Company’s statement of income and comprehensive income, respectively.

NOTE 11	PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31,	March 31,
	2012	2012

Leasehold improvements	$412,172	$330,533
Machinery	-	687,882
Office equipment	154,826	145,672
Total cost	566,998	1,164,087
Less: Accumulated depreciation	(327,975)	(255,240)
Net	$239,023	$908,847

Depreciation expenses in the aggregate for the nine months ended December 31, 2012 and 2011 were $105,475 and $624,553, respectively. Depreciation expenses in the aggregate for the three months ended December 31, 2012 and 2011 were $22,288 and $30,043, respectively.

Depreciation expenses for the nine months ended December 31, 2011 included $544,392 of depreciation expenses incurred by Anhui Jucheng before it was deconsolidated from the Company’s financial statements on August 30, 2011.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 12	INTANGIBLE ASSETS

The Company’s intangible assets at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31,	March 31,
	2012	2012
Computer software and program	$41,055	$40,997
Software copyright	6,491,130	6,482,055
Less: Accumulated amortization	(2,690,917)	(2,198,064)

Net	$3,841,268	$4,324,988

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

Amortization expenses for the nine months ended December 31, 2012 and 2011 were $487,558 and $487,379, respectively. Amortization expenses for the three months ended December 31, 2012 and 2011 were $162,204 and $163,104, respectively.

The estimated amortization expense of intangible assets over each of the next five years and thereafter will be $653,034 per annum.

The Company recognized no impairment loss on intangible assets for the three and nine months ended December 31, 2012 and 2011.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 13	INVESTMENT IN AND ADVANCE TO EQUITY METHOD AFFILIATE

Since August 30, 2011, the Company owns a 39.13% equity interest in Anhui Jucheng and has the right to appoint one director out of a total of five directors to the board of directors. Accordingly, the Company exercises significant influence on Anhui Jucheng and thus Anhui Jucheng is accounted for as an equity method affiliate since August 30, 2011.

On July 12, 2012, three new unaffiliated third party investors invested cash in the aggregate of RMB60 million (approximately US$9.5 million) in exchange for a 8.58% equity interest in Anhui Jucheng. As a result, the Company’s equity interest in Anhui Jucheng decreased from 39.13% to 35.77%. In accordance with ASC 323-10-40-1, the Company recorded a gain of $351,247 (being the difference between the amount at which an investment is carried and the amount of underlying equity in net assets resulting from Anhui Jucheng’s share issuance), net of tax of $87,812, on this transaction, in the condensed consolidated statements of income and comprehensive income.

Investment in and advance to equity method affiliate as of December 31, 2012:

Balance as of March 31, 2012	$39,970,263
Equity in earnings of equity method affiliate	617,679
Gain from stock transaction of equity method affiliate	351,247
Exchange realignment	60,784
Investment in and advance to equity method affiliate as of December 31, 2012	$40,999,973

Equity in earnings of equity method affiliate from April 1, 2012 to July 12, 2012	$139,934
Equity in earnings of equity method affiliate from July 13, 2012 to December 31, 2012	477,745
Total equity in earnings of equity method affiliate	$617,679

Gain from stock transaction of equity method affiliate	351,247
Tax effect of gain from stock transaction of equity method affiliate	(87,812)
Gain from stock transaction of equity method affiliate, net of income tax	$263,435

The amount due from the equity method affiliate is interest free and the Company will not demand repayment within one year from the respective balance sheet date and the amount is therefore considered non-current.

Summarized financial information of the equity method affiliate:

	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2012

Revenues	$8,831,926	$26,756,525
Net income	$722,803	$1,693,252
Company’s equity interest – April 1, 2012 - July 11, 2012	39.13%	39.13%
Company’s equity interest – July 12, 2012 – December 31, 2012	35.77%	35.77%
Equity in earnings of equity method affiliate	$258,560	$617,679

Net book value of Anhui Jucheng	As of December 31, 2012
Current assets	$44,898,428
Non-current assets	47,542,114
Current liabilities	(42,142,947)
Non-current liabilities	(678,536)
Total equity	$49,619,059

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 14	SHORT TERM BANK LOANS

The Company’s short-term bank loans at December 31, 2012 and March 31, 2012 consisted of the following:

	December 31,	March 31,
	2012	2012

Bank loan granted by Sumitomo Mitsui Banking Corporation, with interest rate of 1.80% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., repaid on December 27, 2012	-	2,626,110

Bank loan granted by Shoko Chukin Bank, with interest rate of 1.71% per annum, secured by a standby letter of credit issued by a bank which in turn is guaranteed by SJI Inc., due on November 30, 2012, extended to and repaid on January 18, 2013	2,510,562	2,500,694

A revolving line of credit granted by Standard Chartered Bank, with interest rate of 1.25% per annum over HIBOR for HKD or 1.25% per annum over LIBOR for USD (see Note 17 for details of security terms)	3,866,081	2,245,564

A short-term loan under a revolving line of credit granted by Standard Chartered Bank, with interest rate of 3% per annum over the bank’s cost of funding (see Note 17 for details of security terms)	1,200,000	1,200,000

A short-term loan under a revolving line of credit granted by Standard Chartered Bank, with interest rate of 3% per annum over the bank’s cost of funding (see Note 17 for details of security terms)	950,000	950,000
	$8,526,643	$9,522,368

NOTE 15	OTHER PAYABLES AND ACCRUED EXPENSES

The Company’s other payables and accrued expenses at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31,	March 31,
	2012	2012

Business tax and value added tax payable	$3,736,118	$3,321,252
Accrued operating expenses	100,443	216,077
Advance from customers	10,509,635	3,375,472
Salary payables	63,199	52,477
Other payables	47,411	222,185

Total	$14,456,806	$7,187,463

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 16	DUE TO SHAREHOLDERS

The amounts due to shareholders at December 31, 2012 and March 31, 2012 are summarized as follows:

	December 31,	March 31,
	2012	2012

Due to Mr. Zuo (shareholder, CEO and chairman of the Company)	$304,875	$1,187,302
Due to SJ Asia Pacific Limited (shareholder of the Company)	12,092,154	8,275,935

Total	$12,397,029	$9,463,237

The amount due to Mr. Zuo is unsecured, interest free and is payable on demand.

The amount due to SJ Asia Pacific Limited is also unsecured, bears interest at 3% to 5% per annum and is payable on demand. During the nine months ended December 31, 2012 and 2011, interest of $186,516 and $184,544 was accrued to SJ Asia Pacific Limited, respectively. During the three months ended December 31, 2012 and 2011, interest of $61,738 and $61,739 was accrued to SJ Asia Pacific Limited, respectively.

NOTE 17	CREDIT FACILITIES

As of June 30, 2012, the Company had available banking facilities from HSBC and Standard Chartered Bank (“General Facilities”), which consisted of overdraft, guarantee, trade finance and short term money market loan facilities, up to an aggregate amount of HK$92.90 million, EUR$1 million and US$2.15 million (total equivalent to approximately $15.46 million). Collateral for the General Facilities includes the Company’s bank deposits classified as restricted cash and trading securities as described in Notes 3 and 9, respectively, an unlimited guarantee from Mr. Jianzhong Zuo (Chairman, President and Chief Executive Officer of the Company), a standby letter of credit of not less than HK$45 million (or approximately $5.80 million) issued by a bank which is in turn guaranteed by SJI Inc. (the holding company of SJ Asia Pacific Ltd., a stockholder of the Company), and an undertaking from Hua Shen HK to maintain a tangible net worth of not less than HK$5 million (or approximately $0.64 million).

Included in the General Facilities was an import facility up to HK$6 million (equivalent to approximately $773,000) under a Special Loan Guarantee Scheme sponsored and guaranteed by the Government of the Hong Kong Special Administrative Region (“Government Sponsored Facility”). Collateral for the Government Sponsored Facility includes a guarantee of HK$6 million from China LianDi. As of December 31, 2012, there was no borrowing under the Government Sponsored Facility.

The General Facilities expired on July 15, 2012, and the Company is negotiating with the banks to renew the facilities. Management expects that these facilities will be formally renewed by the end of March 2013.

The overdraft, guarantee and short term money facility from Sumitomo Banking Corporation (“SMBC”) disclosed in the Company’s previous quarterly reports was terminated as of December 31, 2012. Therefore, there is no contract performance guarantees issued or short-term bank loan outstanding under this SMBC facility as of December 31, 2012.

As of December 31, 2012, the General Facilities were utilized to the extent of $899,276 and $6,016,081 in relation to contract performance guarantees and short-term bank loans (Note 14), respectively.

As of December 31, 2012, total outstanding contract performance guarantees were $1,960,131 issued by banks on behalf of the Company.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS

(a)	Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value.

At December 31, 2012 and March 31, 2012, 36,444,850 shares of common stock were issued and outstanding.

(b)	Preferred stock

The Company is authorized to issue 25,000,000 shares of preferred stock, $0.001 par value, of which 15,000,000 shares are designated and authorized as Series A Preferred Stock. The Company issued 7,086,078 Series A preferred stock to certain accredited investors in a private placement on February 26, 2010, which had all been converted into the Company’s common stock by February 26, 2012. As of December 31, 2012 and March 31, 2012, there was no preferred stock issued and outstanding.

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

On December 16, 2011, the Company issued 230,000 shares of warrants to an investor to purchase up to 230,000 shares of common stock at an exercise price of $2.25 for cash. These warrants are exercisable at any time from December 16, 2011 through September 30, 2014. The compensation costs associated with these warrants were recognized based on the grant-date fair values of these warrants. The Company valued these warrants utilizing the Black-Scholes option-pricing model and recorded $106,158 as stock-based compensation costs during the nine and three months ended December 31, 2011.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 18	COMMON STOCK, PREFERRED STOCK AND WARRANTS (CONTINUED)

(c)	Warrants (continued)

Warrants issued and outstanding at December 31, 2012 and changes during the nine months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, March 31, 2012	5,347,740	$4.76	0.98	5,347,740	$4.76	0.98
Granted / Vested	-	-	-	-	-	-
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2012 (unaudited)	5,347,740	$4.76	0.23	5,347,740	$4.76	0.23

The Company has evaluated the terms of the warrants with reference to the guidance provided in ASC 815-40-15. The Company has concluded that these warrants are indexed to the Company’s own stock, because the warrants have no contingent exercise provision and have fixed strike prices, which are only subject to adjustments in the event of stock splits, combinations, dividends, mergers or other customary corporate events. Therefore, these warrants have been classified as equity.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012, all options are exercisable.  Unexercised options will expire on August 10, 2015.

The compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period, and the Company recorded $nil and $14,790 as stock-based compensation expenses during the nine months ended December 31, 2012 and 2011, respectively, and $nil compensation expense was recognized during the three months ended December 31, 2012 and 2011.

(b)	Options granted for consultancy services

On December 6, 2010, the Company granted options to a consultancy service company to purchase 300,000 shares of the Company’s common stock, at a strike price of $3.50 per share, in consideration for its consultancy services to the Company for five months.

As of December 31, 2012, these options are all exercisable. Unexercised options will expire on December 6, 2014.

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.  The Company valued these options utilizing the Black-Scholes option-pricing model at approximately $1.42 per option, and recorded $nil and $80,965 as stock-based professional fees during the nine months ended December 31, 2012 and 2011, respectively, and $nil compensation expense was recognized during the three months ended December 31, 2012 and 2011.

Options issued and outstanding at December 31, 2012 and their movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at March 31, 2012	334,000	$3.75	$-	2.76
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2012 (unaudited)	334,000	$3.75	$-	2.01
Exercisable at December 31, 2012 (unaudited)	334,000	$3.75	$-	2.01

(1)	The intrinsic value of the stock option at December 31, 2012 is the amount by which the market value of the Company’s common stock of $0.90 as of December 31, 2012 exceeds the exercise price of the option.

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 20	STATUTORY RESERVES

The Company’s subsidiaries, Beijing JianXin and Beijing Hongteng, as PRC companies, are required on an annual basis to make appropriations of retained earnings to statutory reserves at a certain percentage of after-tax profit determined in accordance with PRC accounting standards and regulations (“PRC GAAP”).

The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP at each year-end and after setting off against any accumulated losses from prior years) until such fund has reached 50% of registered capital, whereas the enterprise expansion fund appropriation is at its discretion. Appropriation to the general reserve must be made before distribution of dividends to stockholders. The general reserve fund and statutory reserve fund can only be used for specific purposes, such as setting off the accumulated losses, enterprise expansion or increasing the registered capital. The enterprise expansion fund was mainly used to expand production and operation; it also may be used for increasing the registered capital. There was no transfer from retained earnings of Beijing JianXin to statutory reserves during the nine and three months ended December 31, 2012 and 2011 because its statutory reserves of $1,138,733 at March 31, 2009 already reached 50% of Beijing JianXin’s registered capital of $2,200,000. Therefore, any further transfer to the statutory reserves is at the Company’s discretion and Beijing JianXin decided not to make any appropriations to the statutory reserves during the nine and three months ended December 31, 2012 and 2011. Beijing Hongteng incurred a net loss for its PRC fiscal year ended December 31, 2012, therefore, no statutory reserves were provided.

There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company has not done so.

NOTE 21	OTHER INCOME – VALUE ADDED TAX REFUND

Beijing JianXin has been recognized by the PRC government as a software enterprise with its own software copyright. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax in respect of its sales of self-developed software products. The Company recognizes the value added tax refund as revenue only when it has been received and there is no condition on use of the refund received.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 22	INCOME TAXES (CONTINUED)

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As the Company’s subsidiaries in the PRC will not be distributing earnings to the Company for the years ended March 31, 2013 and 2012, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at December 31, 2012 and March 31, 2012. Total undistributed earnings of these PRC subsidiaries at December 31, 2012 and March 31, 2012 were RMB693,714,237 ($110,367,391) and RMB635,873,058 ($101,023,634).

The Company’s income tax expense consisted of:

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Current – PRC	$887,801	$1,311,368	$1,565,097	$2,686,411
Deferred	-	-	87,812	7,568,780

	$887,801	$1,311,368	$1,652,909	$10,255,191

A reconciliation of the provision for income taxes to the Company’s effective income tax is as follows:

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Pre-tax income	$5,169,086	$10,421,651	$8,899,298	$50,855,118
United States federal corporate income tax rate	35%	35%	35%	35%
Income tax computed at United States statutory corporate income tax rate	1,809,180	3,647,578	3,114,754	17,799,291
Rate differential for domestic earnings	(468,081)	(1,069,144)	(853,700)	(5,158,154)
Impact of tax holiday of Beijing JianXin	(668,366)	(1,312,935)	(1,208,823)	(2,618,050)
Loss not recognized as deferred tax asset	21,076	53,949	107,563	179,796
Non-deductible expenses and non-taxable income	193,992	(8,080)	493,115	52,308
Income tax expense	$887,801	$1,311,368	$1,652,909	$10,255,191

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 22	INCOME TAXES (CONTINUED)

The Company’s deferred income tax assets at December 31, 2012 and March 31, 2012 were as follows:

	December 31,	March 31,
	2012	2012

Tax effect of net operating losses carried forward	$898,574	$791,011
Less: Valuation allowance	(898,574)	(791,011)
Net deferred tax assets	$-	$-

The net operating losses carried forward of the U.S. entity, LianDi Clean Technology Inc., were $2,567,355 and $2,260,032 at December 31, 2012 and March 31, 2012, respectively, which will expire in years through 2032. A full valuation allowance has been recorded because it is considered more likely than not that the deferred tax assets will not be realized as the Company’s U.S. operations will not generate sufficient future earnings to which the operating losses relate.

The Company’s deferred income tax liabilities at December 31, 2012 and March 31, 2012 were as follows:

	December 31,	March 31,
	2012	2012

Tax effect of gain on deconsolidation of Anhui Jucheng (1)	7,601,955	7,601,955
Tax effect of gain from stock transaction of equity method affiliate-Anhui Jucheng (Note 13)	87,812	-
Exchange realignment	209,132	197,709
Net deferred tax liabilities – non-current portion	$7,898,899	$7,799,664

(1)	Deferred tax liability arose on the gain on deconsolidation of Anhui Jucheng on August 30, 2011, which was calculated based on the approximate $30.41 million deconsolidation gain and an income tax rate of 25%, the enacted tax rate that will be in effect in the period in which the differences are expected to reverse.

As of December 31, 2012 and March 31, 2012, the Company did not have any other significant temporary differences and carry forwards that may result in deferred tax assets or liabilities.

As of December 31, 2012 and March 31, 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine and three months ended December 31, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of December 31, 2012 and March 31, 2012.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 23	CERTAIN RISKS AND CONCENTRATION

Credit risk and concentration of customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, trading securities, accounts receivable, and prepayments and other current assets. As of December 31, 2012 and March 31, 2012, substantially all of the Company’s cash and cash equivalents and trading securities were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.

The Company primarily derived its revenue from petroleum, petrochemical and energy companies operating in the PRC and had certain risk of concentration of customers as follows:

•	As of December 31, 2012, two customers individually accounted for 52% and 45% of the accounts receivable of the Company, respectively. As of March 31, 2012, one customer individually accounted for 87% of the accounts receivable of the Company. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2012 or March 31, 2012.

•	During the nine months ended December 31, 2012, two customers individually accounted for 54% and 35% of the Company’s net revenue, respectively. During the nine months ended December 31, 2011, two customers individually accounted for 48% and 33% of the Company’s net revenue, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the nine months ended December 31, 2012 or 2011.

•	During the three months ended December 31, 2012, two customers individually accounted for 54% and 45% of the Company’s net revenue, respectively. During the three months ended December 31, 2011, two customers individually accounted for 49% and 32% of the Company’s net revenue, respectively. Except for the aforementioned, there was no other single customer who accounted for more than 10% of the Company’s net revenue for the three months ended December 31, 2012 or 2011.

Concentration of suppliers

The Company sourced industrial valves and other equipment from a few suppliers who individually accounted for more than 10% of the Company’s costs of revenue:

•	During the nine months ended December 31, 2012, three suppliers together accounted for 71% of the Company’s costs of revenue (39%, 17% and 15% individually). During the nine months ended December 31, 2011, two suppliers together accounted for 63% of the Company’s costs of revenue (39% and 24% individually).

•	During the three months ended December 31, 2012, two suppliers together accounted for 79% of the Company’s costs of revenue (57% and 22% individually). During the three months ended December 31, 2011, two suppliers together accounted for 77% of the Company’s costs of revenue (55% and 22% individually).

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 24           LEASE COMMITMENTS

In the normal course of business, the Company entered into operating lease agreements for the rental of offices. The Company was obligated under operating leases requiring minimum amounts as of December 31, 2012 as follows:

Office rental
Payable within fiscal year ending March 31,
-2013	$90,270
-2014	66,791
- Thereafter	-
Total minimum payments	$157,061

During the nine months ended December 31, 2012 and 2011, rental expenses under operating leases amounted to $340,272 and $248,301, respectively.

During the three months ended December 31, 2012 and 2011, rental expenses under operating leases amounted to $116,764 and $67,371 respectively.

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

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 25          SEGMENT DATA (CONTINUED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Revenues:
Petroleum and petrochemical equipment and related services	$42,877,919	$64,953,443	$66,029,809	$98,590,034
Chemical products (b)	-	-	-	12,026,140
Total	$42,877,919	$64,953,443	$66,029,809	$110,616,174

Depreciation:
Petroleum and petrochemical equipment and related services	$22,288	$30,043	$105,475	$80,161
Chemical products (b)	-	-	-	544,392
Total	$22,288	$30,043	$105,475	$624,553

Intangible assets amortization
Petroleum and petrochemical equipment and related services	$162,204	$163,104	$487,558	$487,379
Chemical products (b)	-	-	-	19,712
Total	$162,204	$163,104	$487,558	$507,091

Interest expense:
Petroleum and petrochemical equipment and related services	$175,720	$110,034	$901,189	$315,233
Chemical products (b)	-	-	-	54,494
Total	$175,720	$110,034	$901,189	$369,727

Net income (loss):
Petroleum and petrochemical equipment and related services	$4,341,503	$9,264,421	$7,553,712	$18,381,167
Chemical products (b)	258,560	691,934	881,114	23,332,855
Other (a)	(60,218)	(154,138)	(307,323)	(513,702)
Total	$4,539,845	$9,802,217	$8,127,503	$41,200,320

Expenditures for identifiable long-lived tangible assets
Petroleum and petrochemical equipment and related services	$80,981	$5,459	$89,896	$2,101,607
Chemical products (b)	-	-	-	2,892,174
Total	$80,981	$5,459	$89,896	$4,993,781

LIANDI CLEAN TECHNOLOGY INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 25          SEGMENT DATA (CONTINUED)

	December 31, 2012	March 31, 2012

Total assets
Petroleum and petrochemical equipment and related services	$142,571,239	$110,621,765
Chemical products (b)	40,999,973	39,970,263
Corporate unallocated (a)	10,030,060	23,058,660
Total	$193,601,272	$173,650,688

(a)	The Company does not allocate its general and administrative expenses of its U.S. activities to its reportable segments because these activities are managed at a corporate level.

(b)	Upon the deconsolidation of Anhui Jucheng on August 30, 2011 (Note 1), there was no longer any income earned or any costs, expenses or expenditures incurred by the chemical products segment except for equity in earnings of equity method affiliate and gain from stock transaction of equity method affiliate, net of income tax, reported in the Company’s statements of income and comprehensive income (Note 13).

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

The principal activities of our company’s subsidiaries as of December 31, 2012 are set forth below:

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

On July 12, 2012, as approved by the shareholders of Anhui Jucheng and registered by local governmental authority of Suixi County, Huibei City of Anhui Province of the PRC, three new unaffiliated third party investors invested in the aggregate of RMB60 million (approximately US$9.5 million) cash in exchange for a 8.58% equity interest in Anhui Jucheng. As a result, our equity interest in Anhui Jucheng decreased from 39.13% to 35.77%. There was no change in the directors of Anhui Jucheng as a result of this transaction, and we still retain significant influence over Anhui Jucheng. Anhui Jucheng continues to be accounted for as our equity method affiliate.

Through a series of share transfer transactions between two of our existing stockholders, SJ Asia Pacific Limited ("SJ Asia"), a company wholly owned by SJI Inc., which is incorporated in Japan and whose shares are listed on the Jasdaq Securities Exchange, Inc., China LianDi Energy Resources Engineering Technology Ltd. (“LianDi Energy”), and Jianzhong Zuo, a director and the sole stockholder of LianDi Energy and the Chairman, President and Chief Executive Officer of our company, SJ Asia and SJI, Inc. became our immediate holding and ultimate holding companies on September 27, 2011. As of December 31, 2012, SJ Asia beneficially owns an aggregate of 19,881,463 shares of our common stock, which constitutes approximately 54.6% of the issued and outstanding common shares of our company. Jianzhong Zuo remains the Chairman, President and Chief Executive Officer of our company, with the backing of SJ Asia.

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

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the nine and three months ended December 31, 2012 and 2011 include the useful lives of property, plant and equipment and intangible assets, assumptions used in assessing impairment for long-term assets and goodwill, and the fair value of share-based payments and warrants granted in connection with the private placement of preferred stock and common stock.

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

In accordance with ASC Topic 323-10-40-1, “Investee Capital Transactions”, an equity method investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment. Any gain or loss to the investor, being the difference between the amount at which an investment is carried and the amount of underlying equity in net assets resulting from an investee’s share issuance, shall be recognized in earnings.

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

The Company presents its revenue net of business tax and related surcharges and value added tax, as well as net of discounts and returns. There were no product returns for the nine and three months ended December 31, 2012 and 2011.

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

	December 31, 2012	March 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.2855	US$1=RMB6.2943

	Three months ended December 31,
	2012	2011
Items in statements of income and cash flows	US$1=RMB6.2992	US$1=RMB6.3403

Nine months ended December 31,
2012	2011
US$1=RMB6.3141	US$1=RMB6.4201

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

A.  Results of Operations for the Three and Nine Months Ended December 31, 2012 and 2011

The following table sets forth a summary, for the periods indicated, of our consolidated results of operations. Our historical results presented below are not necessarily indicative of the results that may be expected for any future period. All amounts are presented in U.S. dollars.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

NET REVENUE
Sales and installation of equipment	$41,818,602	$61,504,266	$62,745,418	$83,893,332
Sales of software	36,819	2,187,631	36,819	11,080,248
Services	1,022,498	1,261,546	3,247,572	3,616,454
Sales of industrial chemicals	-	-	-	12,026,140
	42,877,919	64,953,443	66,029,809	110,616,174

Cost of revenue
Cost of equipment sold	(34,933,755)	(52,282,829)	(50,512,296)	(70,852,286)
Amortization of software intangibles	(161,922)	(160,741)	(484,630)	(476,628)
Cost of software	(28,741)	(97,560)	(28,741)	(1,767,606)
Cost of service	(775,046)	-	(2,140,099)	-
Cost of industrial chemicals	-	-	-	(11,156,356)
	(35,899,464)	(52,541,130)	(53,165,766)	(84,252,876)

Gross profit	6,978,455	12,412,313	12,864,043	26,363,298

Operating expenses:
Selling expenses	(561,234)	(639,837)	(1,072,066)	(1,704,996)
General and administrative expenses	(429,732)	(818,927)	(1,500,886)	(2,364,543)
Research and development expenses	(102,232)	(111,076)	(267,139)	(333,275)
Total operating expenses	(1,093,198)	(1,569,840)	(2,840,091)	(4,402,814)

Income from operations	5,885,257	10,842,473	10,023,952	21,960,484

Other income (expense), net
Interest income	8,761	16,950	444,374	39,303
Interest and bank charges	(175,720)	(113,094)	(913,365)	(478,842)
Exchange losses, net	(757,970)	(325,132)	(1,003,588)	(1,192,338)
Value added tax refund	208,410	-	347,577	-
Gain on deconsolidation of a subsidiary	-	-	-	30,407,821
Other income	348	454	348	118,690
Total other income (expense), net	(716,171)	(420,822)	(1,124,654)	28,894,634

Income before income tax	5,169,086	10,421,651	8,899,298	50,855,118
Income tax expense	(887,801)	(1,311,368)	(1,652,909)	(10,255,191)
Income before equity in earnings of equity method affiliate	4,281,285	9,110,283	7,246,389	40,599,927
Gain from stock transaction of equity method affiliate, net of income tax	-	-	263,435	-
Equity in earnings of equity method affiliate	258,560	691,934	617,679	600,393
NET INCOME	4,539,845	9,802,217	8,127,503	41,200,320
Losses attributable to noncontrolling interests	-	-	-	80,823
NET INCOME ATTRIBUTABLE TO LIANDI CLEAN STOCKHOLDERS	4,539,845	9,802,217	8,127,503	41,281,143
Preferred stock dividend	-	(345,745)	-	(1,061,322)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS OF LIANDI CLEAN	$4,539,845	$9,456,472	$8,127,503	$40,219,821

EARNINGS PER SHARE:
Basic	$0.12	$0.30	$0.22	$1.28
Diluted	$0.12	$0.27	$0.22	$1.13

Weighted average number of common shares outstanding:
Basic	36,444,850	31,546,651	36,444,850	31,416,270
Diluted	36,444,850	36,444,850	36,444,850	36,444,850

Non-GAAP Measures

To supplement the unaudited condensed consolidated statement of income and comprehensive income presented in accordance with the Accounting Principles Generally Accepted in the United States of America ("GAAP"), we also provided non-GAAP measures of gain from stock transaction of equity method affiliate, net of income tax, net income, net income available to common stockholders and the basic and diluted earnings per share for the nine months ended December 31, 2012, which are adjusted from results based on GAAP to exclude the non-cash gain, net of income tax, which related to the gain from stock transaction of our equity method affiliate, Anhui Jucheng, for the nine months ended December 31, 2012, and non-GAAP measures of income before income tax, net income, net income available to common stockholders and the basic and diluted earnings per share for the nine months ended December 31, 2011, which are adjusted from results based on GAAP to exclude the non-cash gain and the related deferred income tax expense recorded, which related to the gain on deconsolidation of Anhui Jucheng for the nine months ended December 31, 2011.

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

The following tables presented reconciliation of our non-GAAP financial measures to the unaudited condensed consolidated statements of income and comprehensive income for the nine months ended December 31, 2012 and 2011, respectively: (All amounts in US dollar)

	Nine Months Ended December 31, 2012
	(US $)	(US $)
	GAAP	NON GAAP

Income before equity in earnings of equity method affiliate	7,246,389	7,246,389
Gain from stock transaction of equity method affiliate, net of income tax	263,435	-
Equity in earnings of equity method affiliate	617,679	617,679
NET INCOME	8,127,503	7,864,068
Losses attributable to noncontrolling interest	-	-
Net income attributable to LianDi Clean stockholders	8,127,503	7,864,068
Preferred stock dividend	-	-
Net income attributable to common stockholders-Basic	8,127,503	7,864,068
Preferred stock dividend	-	-
Net income attributable to common stockholders-Diluted	8,127,503	7,864,068

Earnings per share
Earnings per common share
Basic	$0.22	$0.22
Diluted	$0.22	$0.22

Weighted average number of common shares outstanding:
Basic	36,444,850	36,444,850
Diluted	36,444,850	36,444,850

	Nine Months Ended December 31, 2011
	(US $)	(US $)
	GAAP	NON GAAP

Income from operations	21,960,484	21,960,484
Total other income (expense), net	28,894,634	(1,513,187)
Income before income tax	50,855,118	20,447,297
Income tax expense	(10,255,191)	(2,653,236)
Equity in earnings of equity method affiliate	600,393	600,393
NET INCOME	41,200,320	18,394,454
Losses attributable to noncontrolling interest	80,823	80,823
Net income attributable to LianDi Clean stockholders	41,281,143	18,475,277
Preferred stock dividend	(1,061,322)	(1,061,322)
Net income attributable to common stockholders-Basic	40,219,821	17,413,955
Preferred stock dividend	1,061,322	1,061,322
Net income attributable to common stockholders-Diluted	41,281,143	18,475,277

Earnings per share
Earnings per common share
Basic	$1.28	$0.55
Diluted	$1.13	$0.51

Weighted average number of common shares outstanding:
Basic	31,416,270	31,416,270
Diluted	36,444,850	36,444,850

Net Revenue:

Net revenue represents our gross revenue net of taxes and the related surcharges, as well as discounts and returns. There were no material discounts and returns for the nine and three months ended December 31, 2012 and 2011.

The following tables set forth the analysis of our net revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	US$ M	US$ M	US$ M	US$ M

Sales and installation of equipment	41.82	61.50	62.75	83.89
Sales of software	0.04	2.19	0.04	11.08
Technical services	1.02	1.26	3.24	3.62
Sales of industrial chemicals	-	-	-	12.03
	42.88	64.95	66.03	110.62

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

For the nine months ended December 31, 2012, our total net revenue decreased to US$66.03 million from US$98.59 million for the same period of 2011 (excluding the US$12.03 million of net revenue generated from sales of industrial chemicals which were operated by Anhui Jucheng, for the nine months ended December 31, 2011, and is discussed separately below).

For the three months ended December 31, 2012, our total net revenue decreased to US$42.88 million from US$64.95 million for the same period of 2011.

The decrease in our total net revenue achieved for these reporting periods as compared to the same reporting periods of 2011was primarily due to the decrease in our revenue achieved from equipment sales and installation projects for the nine and three months ended December 31, 2012.

For the nine months ended December 31, 2012, we achieved approximately US$62.75 million of equipment sales and installation revenue, as compared to US$83.89 million for the same period of 2011. We completed 37 projects related to sales and installation of equipment for the nine months ended December 31, 2012, as compared to 84 projects for the same period of 2011. The average contract amount of the projects completed for the nine months ended December 31, 2012 and 2011 was approximately US$1.70 million and US$1.00 million, respectively.

For the three months ended December 31, 2012, we achieved approximately US$41.82 million of equipment sales and installation revenue, as compared to US$61.50 million for the same period of 2011. We completed 21 projects related to sales and installation of equipment for the three months ended December 31, 2012, as compared to 45 projects for the same period of 2011. The average contract amount of the projects completed for the three months ended December 31, 2012 and 2011 was approximately US$1.99 million and US$1.37 million, respectively.

We achieved approximately US$0.04 million of software revenue for the nine and three months ended December 31, 2012, as compared to US$11.08 million and US$2.19 million for the nine and three months ended December 31, 2011, respectively. The software revenue in each quarter and each fiscal year may fluctuate significantly depending on the demand of our customers and their actual purchasing schedule.

For the nine and three months ended December 31, 2012, we achieved approximately US$0.04 million from software revenue related to production process stimulation.

For the nine and three months ended December 31, 2011, we sold 85 sets and 20 sets of our data processing software, respectively, and achieved approximately US$8.71 million and US$2.11 million of software revenue, respectively. In addition, for the nine and three months ended December 31, 2011, we also achieved approximately US$2.37 million and US$0.08 million from software sales and technical consultancy services, which was related to a purchased software use right and the related training and application program.

For the nine and three months ended December 31, 2012, we achieved approximately US$3.24 million and US$1.02 million of software technical services revenue and other technical service revenue, respectively.

For the nine and three months ended December 30, 2011, we achieved approximately US$3.62 million and US$1.26 million of Hazard and Operability Analysis (“HAZOP”) consultancy services revenue, respectively.

As of December 31, 2012 and 2011, we had 31 and 22 signed but uncompleted contracts, respectively, with total contract amounts of approximately US$113.90 million and US$46.90 million, respectively. We have served the Chinese petroleum and petrochemical industries since 2004 through our PRC operating subsidiaries. We have established and developed our relationships with international industrial equipment manufacturers, such as Cameron, DeltaValve and Poyam Valves. We have also analyzed the domestic market and the local customers’ needs. As a result, we are one of the few domestic companies able to provide localized services for international companies lacking local offices in China. This process also allowed us to meet the high standards and requirements set by our customers, the major petroleum and petrochemical companies in China, and become an approved vendor. Along with the rapid growth of the petroleum and petrochemical industries and the rapid growth of the fixed asset investments within these industries, we successfully increased the scope of projects performed for our customers since the second half of our fiscal year 2009. Since the beginning of fiscal 2012, due to increased competition in industrial equipment sales and installation projects, we have experienced a decline in our revenue achieved in this segment. In order to secure our competitive advantages and market share in this business segment, we have successfully developed relationships with several new suppliers, such as Sandvik, GE, Finder Pompes S.A.S., Nuovo pignone S.P.A., to distribute their products to the large Chinese petroleum and petrochemical companies in fiscal 2012 and 2013, which expanded our ability to bid for a broader range of products and services while meeting more of our customers’ needs. In return, this will enable us to enhance our completive advantages in this area and continue to secure our market share in future periods.

Our equity method affiliate, Anhui Jucheng, is primarily engaged in manufacturing and selling an industrial chemical product called Polyacrylamide. Polyacrylamide is primarily used in the following areas: (1) tertiary oil recovery; (2) wastewater, organic wastewater disposal and sewage treatments; (3) auxiliary for the papermaking industry; and (4) flocculent for river water treatments. As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

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

For the nine months ended December 31, 2012, our total cost of sales decreased to US$53.17 million from US$73.10 million for the same period of 2011 (excluding the US$11.16 million of cost of sales incurred by Anhui Jucheng for the nine months ended December 31, 2011, which is discussed separately below).

For the three months ended December 31, 2012, our total cost of sales decreased to US$35.90 million from US$52.54 million for the same period of 2011.

The decrease in cost of sales for the nine and three months ended December 31, 2012 as compared to the same period of 2011 was primarily due to the decrease of cost of sales in our equipment sales and installation segment, which is in-line with the decrease in our equipment sales and installation revenue achieved for the nine and three months ended December 31, 2012.

Gross margin:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	US$ M	US$ M	US$ M	US$ M
Equipment sales and installation, software sales and technical services

Net revenue	42.88	64.95	66.03	98.59
Cost of sales	35.90	52.54	53.17	73.10
Gross margin	6.98	12.41	12.86	25.49
Overall gross margin (%)	16%	19%	19%	26%

Without regard to the gross profit generated by Anhui Jucheng, which is discussed separately below, for the nine months ended December 31, 2012, our gross profit decreased to US$12.86 million as compared to US$25.49 million for the same period of 2011. For the three months ended December 31, 2012, our gross profit decreased to US$6.98 million as compared to US$12.41 million for the same period of 2011. The level of our overall gross margin was primarily affected by (1) the relative percentage of our separate software sales and technical consultancy services volume for each reporting period, which contributes a much higher gross margin as compared to that of our equipment sales and installation contracts; and (2) the overall average gross margin of our equipment sales and installation projects completed for each reporting period, which normally constitutes the majority of our total revenue, especially on an annual basis.

Our overall gross margins were 19% and 26% for the nine months ended December 31, 2012 and 2011, respectively, and 16% and 19% for the three months ended December 31, 2012 and 2011, respectively. The decrease in our overall gross margin for the nine and three months ended December 31, 2012 was primarily due to very little software revenue earned in these reporting periods and the decrease of the gross margin of the technical services segment as compared with the same reporting periods of 2011.

For the nine months ended December 31, 2012 and 2011, the gross margin of our equipment sales and installation contacts was 19% and 16%, respectively. For the three months ended December 31, 2012 and 2011, the gross margin of our equipment sales and installation contacts was 16% and 15%, respectively. The increase in the equipment sales and installation gross margin for the nine months ended December 31, 2012 as compared to the same period of 2011 was because a significant portion of the equipment sold and installed during the first half of our fiscal 2013 was newly introduced pump equipment delivered by our HK subsidiaries to our customers, which has a relatively higher gross margin as compared to the traditional industrial valves equipment sold by us in the same period of last year.

For the nine and three months ended December 31, 2012, we achieved approximately US$0.04 million of software revenue with approximately US$0.03 million related cost of revenue recognized during the same period. For the nine and three months ended December 31, 2011, we sold 85 sets and 20 sets of our data processing software, respectively, and achieved approximately US$8.71 million and US$2.11 million of software revenue, respectively. The amortization expenses of our data processing software copyright for the nine months ended December 31, 2012 and 2011 were both approximately US$0.48 million. For the nine and three months ended December 31, 2011, we also achieved approximately US$2.37 million and US$0.08 million of software and the related technical consultancy services revenue, which was related to a purchased software use right and the related training and application program, with approximately US$1.77 million and US$0.10 million of related cost of software recognized for the nine and three months ended December 31, 2011, respectively. Given the foregoing, we achieved a gross margin of approximately 80% and 88% of our software revenue for the nine and three months ended December 31, 2011, respectively, as compared to very little contribution from software sales for the nine and three months ended December 31, 2012, which was the primary reason for the decrease in our overall gross margin for the nine and three months ended December 31, 2012 as compared to the same period in 2011.

For the nine months ended December 31, 2012, we achieved approximately US$3.25 million of software and other technical services revenue, with approximately US$2.14 million of direct cost recognized. Therefore, we achieved approximately 34% gross margin for this segment during this period. For the three months ended December 31, 2012, we achieved approximately US$1.02 million of other technical services revenue, with approximately US$0.78 million of direct cost recognized. Therefore, we achieved approximately 24% gross margin during this period.

For the nine and three months ended December 31, 2011, we achieved approximately US$3.62 million and US$1.26 million of HAZOP consultancy services revenue, respectively, with no direct cost recognized for both the nine and three months ended December 31, 2011, as the amounts are immaterial. Therefore, we achieved 100% gross margin for this segment for these reporting periods.

We believe that our overall gross margin is typically between 20%-30% on a fiscal year basis, based on our existing business models. On a quarterly basis, our overall gross margin fluctuates primarily because of the different percentages of the software and technical services revenue and the equipment sales and installation revenue recognized in each quarter (reporting period).

April 1, 2011 – August 30, 2011
US$ M
Sale of chemical products
Net revenue	12.03
Cost of sales	11.16
Gross margin	0.87
Overall gross margin (%)	7%

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. For the period from April 1, 2011 through August 30, 2011, Anhui Jucheng achieved a 7% gross margin.

With the RMB142 million and RMB60 million of cash investment contributed by the unaffiliated third party investors, Anhui Jucheng is now in the process of expanding its production facilities and building new production lines. Three of the four new production lines had been completed by the end of July 2012 and the fourth new production line was completed by the end of December 2012. Except for the new production line completed in December 2012, which is still under test runs and during its commissioning stage, the other three new production lines have been put into use by the end of calendar year 2012. Management expects that Anhui Jucheng’s total production capacity will be gradually increased to 53,000 metric tons per annum from its current production capacity of 18,000 metric tons per annum, after all of these new production lines are put into use and the existing production lines are relocated to the new production facilities.

Operating expenses

Our operating expenses include selling expenses, general and administrative expenses and research and development expenses.

1.	Equipment sales and installation, software sales and technical services

The following table sets forth the analysis of our operating expenses (excluding those of Anhui Jucheng):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2012		2011		2012		2011
	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue	US$ M	% of Revenue

Net revenue	42.88	100%	64.95	100%	66.03	100%	98.59	100%
– Selling expenses	0.56	1.3%	0.64	1.0%	1.07	1.6%	1.15	1.2%
– G&A expenses	0.43	1.0%	0.82	1.3%	1.50	2.3%	1.86	1.9%
– R&D expenses	0.10	0.2%	0.11	0.2%	0.27	0.4%	0.29	0.3%
Total operating expenses	1.09	2.5%	1.57	2.5%	2.84	4.3%	3.30	3.4%

Selling expenses:

Our selling expenses were approximately US$1.07 million and US$1.15 million for the nine months ended December 31, 2012 and 2011, respectively. For the three months ended December 31, 2012 and 2011, our selling expenses were approximately US$0.56 million and US$0.64 million, respectively. Our selling expenses primarily include freight, marketing research and development expenses, salary expenses and traveling expenses of our sales department.

For the nine months ended December 31, 2012, the change in our selling expenses was primarily due to the following facts: (1) salary expenses and other staff related benefits decreased by approximately US$0.08 million, which was primarily due to the decrease in salary expenses of Beijing Hongteng, as a result of a decrease in number of sales staff as compared with the same period of last year due to decrease in business performance in fiscal 2013; (2) freight expenses decreased by approximately US$0.33 million, which is primarily due to the decrease in equipment shipped to our customers as compared with the same period of last year; (3) traveling expenses, entertainment expenses, communication expenses and other general office expenses of our sales department increased by approximately US$0.14 million, as a result of an increase in marketing development activities as compared with the same period of last year, which led to the significant increase in the backlog we held as of December 31, 2012 as compared with last year; and (4) market research and development expenses also increased by approximately US$0.19 million, due to the same reason as discussed above. The change in our selling expenses for the three months ended December 31, 2012 was due to similar reasons as discussed for the nine months ended December 31, 2012.

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

General and administrative expenses:

Our general and administrative expenses were US$1.50 million and US$1.86 million for the nine months ended December 31, 2012 and 2011, respectively. For the three months ended December 31, 2012 and 2011, our general and administrative expenses were US$0.43 million and US$0.82 million, respectively. Our general and administrative expenses primarily include: (1) salary and benefits for management and administrative departments (finance, importation, human resources and administration); (2) office rental and other administrative supplies; (3) management’s traveling expenses; (4) general communication and entertainment expenses; and (5) professional service charges (including, but not limited to, legal, audit, financial consultancy and investor relations).

For the nine months ended December 31, 2012, the change in our general and administrative expenses was primarily due to the following facts: (1) salary expenses and related staff welfare increased by approximately US$0.01 million; (2) rental expenses increased by approximately US$0.04 million; (3) general office administration expenses increased by approximately US$0.02 million; (4) bank handling charges related to contract settlement transactions decreased by approximately US$0.20 million, due to the decrease of the bank settlement transactions incurred for the nine months ended December 31, 2012 as compared with the same period of 2011; (5) professional service charges decreased by approximately US$0.03 million; and (6) share-based payment decreased by approximately US$0.20 million, due to a decrease of related outsourcing of professional services from third parties as compared with the same period of last year.

For the three months ended December 31, 2012, the decrease in our general and administrative expenses was primarily due to the following facts: (1) the decrease in general office administration expenses of approximately US$0.03 million; (2) the decrease in bank handling charges related to contract settlement transactions of approximately US$0.23 million, due to the decrease of the bank settlement transactions incurred for the three months ended December 31, 2012 as compared with the same period of 2011; and (3) the decrease in professional service charges and share-based payment expenses of approximately US$0.13 million, due to a decrease of related outsourcing of professional services from third parties as compared with the same period of last year..

Research and development expenses:

Research and development expenses represent salary expenses and other related expenses of our research and development department. Our research and development expenses were approximately US$0.27 million and US$0.29 million for the nine months ended December 31, 2012 and 2011, respectively. Our research and development expenses were approximately US$0.10 million and US$0.11 million for the three months ended December 31, 2012 and 2011, respectively.

2.	Sales of industrial chemicals

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

The following table sets forth the analysis of operating expenses of Anhui Jucheng:

	April 1, 2011 – August 30, 2011
	US$ M	% of Revenue

Net revenue	12.03	100%
– Selling expenses	0.55	4.6%
– G&A expenses	0.50	4.2%
– R&D expenses	0.05	0.4%
Total operating expenses	1.10	9.2%

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

Operating profits

As a result of the foregoing, for the nine months ended December 31, 2012, our operating profits decreased to US$10.02 million, which was generated from our equipment sales and installation and provision of technical services, as compared to US$21.96 million of operating profits that we achieved for the nine months ended December 31, 2011, of which approximately US$22.19 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.23 million operating loss for the nine months ended December 31, 2011.

For the three months ended December 31, 2012 and 2011, our operating profits were US$5.89 million and US$10.84 million, respectively, which were all generated from our equipment sales and installation and provision of technical services.

Other income and expenses

Our other income and expenses primarily include interest income, interest expenses and bank charges for credit facilities, exchange gains or losses, value added tax refunds and other income and expenses. As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011.

Interest income, interest expenses, bank charges and exchange gains or losses:

●	Interest income for the nine months ended December 31, 2012 represents (1) the interest income we earned from cash deposits we kept in the commercial banks of approximately US$0.02 million; and (2) interest income from temporary loans we made to related parties as disclosed in Note 10 to our unaudited condensed consolidated financial statements of approximately US$0.42 million.

●	Interest expenses represented the interest expenses incurred for the working capital loans we borrowed from our shareholder, SJ Asia, (annual interest rate of 3% to 5%), from banks and from an unrelated entity. For the nine months ended December 31, 2012, we incurred interest expenses of approximately US$0.18 million on shareholder loans and approximately US$0.41 million interest on a short-term temporary loan we borrowed from an unrelated entity as disclosed in Note 10 to our unaudited condensed consolidated financial statements, and interest and bank charges of approximately US$0.32 million on overdrafts and short-term bank loans for importation of oil sludge cleaning equipment and equipment for our equipment sales and installation contracts. For the three months ended December 31, 2012, we incurred interest expenses of approximately US$0.06 million on shareholder loans and bank charges of approximately US$0.12 million on overdrafts and short-term bank loans for importation of oil sludge cleaning equipment and equipment for our equipment sales and installation contracts.

●	Exchange loss incurred for the nine and three months ended December 31, 2012 were primarily due to the devaluation of the US dollar against Renminbi and Euro. Exchange loss incurred for the nine and three months ended December 31, 2011 were primarily due to the devaluation of the U.S dollar against Renminbi, Japanese Yen and Euro.

Value added tax refund:

Our PRC subsidiary, Beijing JianXin, has been recognized by the PRC government as a software enterprise. The standard value added tax rate for sales of products of PRC enterprises is 17%. Under the PRC government’s preferential policies for software enterprises, Beijing JianXin is entitled to a refund of 14% value added tax with respect to sales of software products. This refund is regarded as subsidy income granted by the PRC government. We recognize the value added tax refund as other income only when it has been received. There is no condition to the use of the refund received. We received approximately US$0.35 million and US$0.21 million of value added tax refund for the nine and three months ended December 31, 2012, respectively. We received no value added tax refund for both the nine and three months ended December 31, 2011.

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

Other:

For the periods from April 1, 2011 through August 30, 2011, Anhui Jucheng achieved approximately US$0.12 million of other income from selling scrap raw materials and other supplies. Other income incurred in other reporting periods were immaterial.

Income before income tax

As a result of the foregoing, for the nine months ended December 31, 2012, our income before income tax decreased to US$8.90 million, which was generated from our equipment sales and installation and provision of technical services. For the nine months ended December 31, 2011, our income before income tax was US$50.86 million. Without regard to the US$30.41 million non-cash gain recognized upon deconsolidation of Anhui Jucheng, for the nine months ended December 31, 2011, our income before income tax was US$20.45 million, of which approximately US$20.59 million was generated from our equipment sales and installation, software sales and technical services, and our sales of chemical products incurred an approximately US$0.14 million loss before income tax for the nine months ended December 31, 2011.

For the three months ended December 31, 2012, our income before income tax decreased to US$5.17 million, which was generated from our equipment sales and installation and provision of technical services. For the three months ended December 31, 2011, our income before income tax was US$10.42 million, which was all generated from our equipment sales and installation, software sales and technical services.

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

The new income tax law in China imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside of China for distribution of earnings generated after January 1, 2008. Under the new income tax law, the distribution of earnings generated prior to January 1, 2008 is exempt from withholding tax. As our subsidiaries in the PRC will not be distributing earnings to us for the years ended March 31, 2013 and 2012, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at December 31, 2012 and March 31, 2012. Total undistributed earnings of these PRC subsidiaries at December 31, 2012 and March 31, 2012 were RMB693,714,237 ($110,367,391) and RMB635,873,058 ($101,023,634), respectively.

For the nine months ended December 31, 2012 and 2011, current income tax expense was approximately US$1.57 million and US$2.69 million, respectively. For the three months ended December 31, 2012 and 2011, current income tax expense was approximately US$0.89 million and US$1.31 million, respectively. The decrease in current income tax expenses was mainly due to the decrease in pre-tax income achieved by us for the nine and three months ended December 31, 2012 as compared to the same reporting periods of last year.

For the nine months ended December 31, 2012, we recognized an approximate US$0.09 million deferred income tax expense for the gain from stock transaction of our equity method affiliate, Anhui Jucheng, on July 12, 2012, which was calculated based on the approximate US$0.35 million gain on deemed disposal and an income tax rate of 25%, the enacted tax rate that will be in effect in the period in which the differences are expected to reverse.

For the nine months ended December 31, 2011, we also recognized an approximate US$7.60 million deferred income tax expense for the deconsolidation gain recognized upon deconsolidation of Anhui Jucheng on August 30, 2011, which was calculated based on the approximate US$30.41 million deconsolidation gain and an income tax rate of 25%, the enacted tax rate that will be in effect in the period in which the differences are expected to reverse. Besides the above mentioned US$7.60 million deferred income tax expense, for the nine months ended December 31, 2011, the total net deferred income tax expense also included approximately US$0.03 million deferred income tax benefit which related to the reversal of deferred tax liabilities that arose on the revaluation of Anhui Jucheng’s properties, plant and equipment and land use right upon the acquisition of Anhui Jucheng on July 5, 2010, due to the depreciation and amortization of these revalued properties, plant and equipment and the land use right during these reporting periods.

Gain from stock transaction and equity in earnings of equity method affiliate

Upon the deconsolidation of Anhui Jucheng, which occurred on August 30, 2011, we ceased having a controlling financial interest in Anhui Jucheng and Anhui Jucheng became an equity method affiliate company of ours. On July 12, 2012, three new unaffiliated investors, invested in the aggregate of RMB60 million (approximately US$9.5 million) cash in exchange for an 8.58% equity interest in Anhui Jucheng. As a result, our equity interest in Anhui Jucheng decreased from 39.13% to 35.77%. There was no change in the directors of Anhui Jucheng as a result of this transaction, and we still retain significant influence over Anhui Jucheng. Anhui Jucheng continues to be accounted for as our equity method of affiliate. In accordance with ASC Topic 323 “Equity Method and Joint Ventures,” for the nine and three months ended December 31, 2012, we recognized our pro-rata share of net income incurred by Anhui Jucheng, which was approximately US$0.62 million and US$0.26 million, respectively, in our condensed consolidated statement of income and comprehensive income, with a corresponding increase in the carrying value of our long-term investment in Anhui Jucheng in our consolidated balance sheet. In addition, for the nine months ended December 31, 2012, in accordance with ASC Topic 323-10-40-1, we also recognized an approximately, US$0.35 million non-cash gain, net of approximately US$0.09 million of the related deferred income tax expense, from stock transaction of our equity method affiliate, Anhui Jucheng, as a result of the above discussed transaction that occurred on July 12, 2012, which resulted in our equity interest in Anhui Jucheng decreasing to 35.77% from 39.13%. The net gain of approximately US$0.26 million is recorded in our consolidated statements of income and comprehensive income for the nine months ended December 31, 2012, with a corresponding increase in the carrying value of our long-term investment in Anhui Jucheng in our consolidated balance sheet.

For the nine and three months ended December 31, 2011, we recognized our pro-rata share of net income incurred by Anhui Jucheng, which was approximately US$0.60 million and US$0.69 million, respectively, in our condensed consolidated statement of income and comprehensive income, with a corresponding decrease in the carrying value of our long-term investment in Anhui Jucheng in our condensed consolidated balance sheet.

Net income

As a result of the foregoing, for the nine months ended December 31, 2012, our net income was US$8.13 million. Without regard to US$0.26 million net gain from stock transaction of our equity method affiliate, Anhui Jucheng, for the nine months ended December 31, 2012, we achieved net income of US$7.87 million, of which approximately US$6.99 million was generated from our equipment sales and installation, software sales and technical services, and US$0.88 million was generated from our sales of chemical products. For the three months ended December 31, 2012, our net income was US$4.54 million, of which approximately US$4.28 million was generated from our equipment sales and installation, software sales and technical services, and US$0.26 million was generated from our sales of chemical products.

For the nine months ended December 31, 2011, our net income was US$41.20 million. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the nine months ended December 31, 2011, our net income was US$18.39 million, of which approximately US$17.86 million was generated from our equipment sales and installation, software sales and technical services, and approximately US$0.53 million from our sales of chemical products. For the three months ended December 31, 2011, our net income was US$9.80 million, of which approximately US$9.11 million was generated from our equipment sales and installation, software sales and technical services, and approximately US$0.69 million was generated from our sales of chemical products.

Losses attributable to noncontrolling interests

As stated above, Anhui Jucheng’s results of operations were consolidated with ours from July 5, 2010 through August 30, 2011. During the period that Anhui Jucheng’s results of operations were consolidated with ours, net loss or income generated from Anhui Jucheng was allocated to the noncontrolling shareholder of Anhui Jucheng based on his percentage ownership in the entity, which was 49%, during that period. Therefore, for the nine months ended December 31, 2011, approximately US$0.08 million of Anhui Jucheng’s net losses incurred was attributable to the 49% noncontrolling shareholder of Anhui Jucheng.

Net income available to LianDi Clean stockholders

Net income minus income attributable to noncontrolling interests is net income available to LianDi Clean stockholders.

For the nine and three months ended December 31, 2012 net income available to LianDi Clean stockholders was US$8.13 million and US$4.54 million, respectively. Without regard to US$0.26 million net gain from stock transaction of our equity method affiliate, Anhui Jucheng, for the nine months ended December 31, 2012, our adjusted net income available to LianDi Clean stockholders was approximately US$7.87 million.

For the nine and three months ended December 31, 2011 net income available to LianDi Clean stockholders was US$41.28 million and US$9.80 million, respectively. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the nine months ended December 31, 2011, our adjusted net income available to LianDi Clean stockholders was approximately US$18.47 million.

Preferred stock dividend

In accordance with the securities purchase agreement we entered into with our investors on February 26, 2010, holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at an annual rate of 8%. The amount of the preferred stock dividend we accrued was calculated by the liquidation preference amount of the Series A Preferred Stock, which was US$3.50 per share, and the actual number of days each share was outstanding within the reporting period. For the nine and three months ended December 31, 2011, the total preferred stock dividend accrued was approximately US$1.06 million and US$0.35 million. On February 26, 2012, all outstanding shares of the Series A Convertible Preferred Stock were converted into the same number of shares of our common stock. Therefore, no further preferred stock dividend was accrued afterwards.

Net income available to common stockholders of LianDi Clean

Net income available to LianDi Clean stockholders minus the preferred stock dividend is net income available to common stockholders of LianDi Clean.

For the nine and three months ended December 31, 2012, net income available to common stockholders of LianDi Clean was approximately US$8.13 million and US$4.54 million, respectively. Without regard to US$0.26 million net gain from stock transaction of our equity method affiliate, Anhui Jucheng, for the nine months ended December 31, 2012, our adjusted net income available to common stockholders of LianDi Clean was approximately US$7.87 million.

For the nine and three months ended December 31, 2011, net income available to common stockholders of LianDi Clean was approximately US$40.22 million and US$9.46 million, respectively. Without regard to the US$30.41 million non-cash gain and the related US$7.60 million deferred income tax expense recognized upon deconsolidation of Anhui Jucheng, for the nine months ended December 31, 2011, our adjusted net income available to common stockholders of LianDi Clean was approximately US$17.41 million.

B.  Liquidity and capital resources

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Restricted cash is excluded from cash and cash equivalents. As of December 31, 2012, we had cash and cash equivalents of approximately US$34.4 million.

Our liquidity needs include net cash used in operating activities, which primarily consists of: (a) cash required for importing the equipment to be distributed to our customers and cash required for our majority owned subsidiary, Anhui Jucheng, to purchase raw materials for the manufacturing of industrial chemicals, before Anhui Jucheng was deconsolidated; (b) related freight and other distribution expenses for our shipments of equipment to customers and manufacturing expenses for the production of industrial chemicals, before Anhui Jucheng was deconsolidated; and (c) our general working capital needs, which include payment for staff salary and benefits, payment for office rent and other administrative supplies. Our net cash used in investing activities primarily consists of the investments in computers and other office equipment, investment in purchasing oil sludge cleaning equipment and upgrading and expanding our existing manufacturing facilities for our majority owned subsidiary, Anhui Jucheng, before Anhui Jucheng was deconsolidated. For the nine and three months ended December 31, 2012 and 2011, we primarily financed our liquidity needs through our existing cash.

The following table provides detailed information about our net cash flow for the periods indicated:

	Nine Months Ended December 31,
	2012	2011
	(Amount in thousands of US dollar)
Net cash used in operating activities	(54,090)	(32,067)
Net cash used in investing activities	(1,460)	(12,864)
Net cash provided by financing actives	3,866	23,037
Effect of foreign currency exchange rate changes	109	1,687
Net decrease in cash and cash equivalents	(51,575)	(20,207)

Net cash used in operating activities:

For the nine months ended December 31, 2012, net cash used in operating activities of US$54.09 million was primarily attributable to:

1.	net income of US$7.84 million (excluding approximately US$0.59 million of non-cash expenses of depreciation, amortization and approximately US$0.26 million gain from stock transaction of equity method affiliate, net of income tax, and US$0.62 million of equity in earnings of equity method affiliate)

2.	the receipt of cash from operations from changes in operating assets and liabilities such as:

•	advance from customers and deferred revenue increased by approximately US$9.02 million, and

•	income tax payable increased by approximately US$1.51 million.

3.	offset by the use from operations from changes in operating assets and liabilities such as:

•	accounts receivable increased by approximately US$35.53 million;

•	prepayments of approximately US$36.02 million to our equipment suppliers for uncompleted contracts and at the same time, inventory balances decreased by approximately US$0.15 million;

•	prepaid expenses and other current assets increase by approximately US$0.49 million; and

•	account payables decreased by approximately US$0.58 million.

For the nine months ended December 31, 2011, net cash used in operating activities of US$32.07 million was primarily attributable to:

1.	net income of US$19.10 million (excluding approximately US$1.33 million of non-cash expenses of depreciation, amortization, and share-based payments, approximately US$0.60 million of equity of income in equity method affiliate and approximately US$30.41 million of non-cash gain, and the related approximately US$7.60 million deferred income tax expense recognized for the deconsolidation of Anhui Jucheng);

2.	the receipt of cash from operations from changes in operating assets and liabilities such as:

•	accounts payable increased by approximately US$3.83 million; and

•	income tax payable increased by approximately US$2.63 million.

3.	offset by the use from operations from changes in operating assets and liabilities such as:

•	accounts receivable and notes receivable balance increased by approximately US$44.43 million;

•	prepayments of approximately US$5.89 million to our equipment suppliers for the uncompleted contracts and to our raw material suppliers for purchasing of raw materials of chemical products and at the same time, inventory balances increased by approximately US$0.56 million;

•	tender deposits and other prepaid expenses increased by approximately US$4.83 million; and

•	settlement of approximately US$1.92 million for other operating liabilities during the period, all of which represent a cash outflow of the period.

Net cash used in investing activities:

For the nine months ended December 31, 2012, our net cash used in investing activities primarily consisted of the following transactions: (1) we spent approximately US$0.09 million to purchase general office equipment; (2) we made a temporary short-term loan to an unrelated entity of approximately US$1.68 million; (3) we received a repayment of temporary loan we previously lent to another unrelated entity of approximately US$0.31 million; (4) we relent to our related party, SJI (Hong Kong) Limited, a wholly-owned subsidiary of our immediate holding company, SJ Asia approximately US$18.89 million that we borrowed from an unrelated entity during the three months ended June 30, 2012, at the instruction of SJI, Inc., our ultimate holding company and (5) the above mentioned related party loan of US$18.89 million was repaid to us by September 30, 2012. In aggregate, these transactions resulted in a net cash outflow from investing activities of approximately US$1.46 million for the nine months ended December 31, 2012.

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

For the nine months ended December 31, 2012, (1) as of December 31, 2012, the restricted cash balance decreased by approximately US$1.93 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2012, which was recorded as a cash inflow from our financing activities; (2) we repaid approximately US$0.89 million to Mr. Zuo, Chairman, President and CEO of our company, and during the same period, we received approximately US$3.82 million from SJI, Inc, our ultimate holding company; (3) we borrowed approximately US$4.74 million of short-term bank loans for the importation of oil sludge cleaning equipment and revolving lines of credit and repaid approximately US$5.74 million of short-term bank loans we borrowed previously; (4) we borrowed approximately US$18.89 million short-term loan, from an unrelated entity, which we relent to SJI (Hong Kong) Limited, as discussed above; and (5) we repaid the above mentioned short-term loan of US$18.89 million to the borrower by the end of September 30, 2012. In the aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$3.87 million for the nine months ended December 31, 2012.

For the nine months ended December 31, 2011, (1) we paid approximately US$0.76 million cash for the dividends on our convertible preferred stock; (2) as of December 31, 2011, the restricted cash balance decreased by approximately US$0.27 million as collateral for issuance of contract performance guarantees to our customers as compared to that of March 31, 2011, which was recorded as a cash inflow from our financing activities; (3) we repaid approximately US$0.18 million to the noncontrolling shareholder of Anhui Jucheng; (4) our shareholders loan increased by approximately US$1.16 million, of which approximately US$0.32 million from Mr. Zuo, president and CEO of our company, and approximately US$0.84 million from SJ Asia; (5) we borrowed approximately US$10.36 million short-term bank loans for the importation of the oil sludge cleaning equipment and revolving lines of credit and repaid approximately US$3.88 million of the short-term bank loans we borrowed previously; (6) we also repaid approximately US$6.17 million of third party loans we borrowed temporarily in the last quarter of fiscal 2011 for our short RMB financing needs for the tender bidding purposes; and (7) capital contributions received in advance from new shareholders of Anhui Jucheng of US$22.23 million. Capital injection of RMB142 million (approximately US$22.23 million) by the six new independent third party investors were paid to Anhui Jucheng in cash on August 8, 2011. The capital injection was approved by the local government authorities and the new business license of Anhui Jucheng was issued on August 30, 2011, and Anhui Jucheng was deconsolidated from our financial statements since August 30, 2011. In aggregate, these transactions resulted in a net cash inflow from financing activities of approximately US$23.04 million for the nine months ended December 31, 2011.

Credit Facilities:

The General Facilities discussed in our quarterly report for the quarter ended December 31, 2012 expired in July 2012 and we are negotiating with the banks to renew the facilities. Management expects that these facilities will be formally renewed by the end of March 2013.

C.  Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2012, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and as a result of the material weaknesses discussed below, our principal executive officer and principal financial officer have concluded that our company’s disclosure controls and procedures that were in effect on December 31, 2012 were not effective:

(1)	We do not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States commensurate with our financial reporting requirements; and

(2)	Currently, we do not have an “audit committee financial expert” as defined by the rules and regulations of the SEC serving as a member of our Audit Committee.

Remediation Initiatives:

(1)	We are committed to establish and maintain adequate internal controls over financial reporting, but due to limited qualified resources in the region where we operate, we were not able to hire sufficient skilled accounting personnel with an appropriate level of U.S. GAAP technical accounting knowledge and experience and SEC financial reporting knowledge commensurate with our financial reporting requirements before the end of fiscal quarter ended December 31, 2012. However, we have enhanced the training of our finance team and other relevant personnel on the U.S. GAAP accounting guidance and SEC reporting requirements applicable to our financial statements.

(2)	We intend to seek an appropriate independent expert who is qualified as an “audit committee financial expert” as defined by the rules and regulations of the SEC to serve as the Chairman of our Audit Committee as soon as practicable.

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

Changes in Internal Controls over Financial Reporting

Except for the matters described above to improve our internal controls over financial reporting, there was no change in our internal controls over financial reporting that occurred during the third fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.            OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from LianDi Clean Technology Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIANDI CLEAN TECHNOLOGY INC.

Date: February 19, 2013	By:	/s/ Jianzhong Zuo
Jianzhong Zuo, Chief Executive Officer and President
(Principal Executive Officer)

Date: February 19, 2013	By:	/s/ Yong Zhao
Yong Zhao, Chief Financial Officer
(Principal Financial Officer)

